Form 10-Q
period 2014-08-31
TIXFI INC.
filed 2014-10-20
CIK 1605024

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-197094

TIXFI INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4724127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6517 Palatine Ave., N, Seattle, WA 98103
(Address of principal executive offices)

206-395-3549
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

As of October 20, 2014, there 5,975,000 shares of the issuer's common stock, par value $0.001, outstanding.

TIXFI INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus under Rule 424(B)(2) filed with the SEC on September 29, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending February 28, 2015.

TIXFI INC.

INDEX TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

For the Period of January 27, 2014 (Date of Inception) to August 31, 2014:

TIXFI INC.
Condensed Balance Sheet

	August 31,	February 28,
	2014	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$14,062	$5,000
Inventory	6,909	-
Prepaid expenses	-	4,077
Total current assets	20,971	9,077

Total Assets	$20,971	$9,077

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,959	$-
Total Liabilities	5,959	-

Stockholders' Equity
Preferred stock,$0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
5,975,000, and 5,000,000 issued and outstanding, respectively	5,975	5,000
Additional paid-in capital	23,525	5,000
Accumulated deficit	(14,488)	(923)
Total stockholders' equity	15,012	9,077

Total Liabilities and Stockholders' Equity	$20,971	$9,077

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended	Six Months Ended
	August 31,	August 31,
	2014	2014

Revenue	$20,241	$27,640
Cost of Goods Sold	17,899	23,985
Gross Margin	2,342	3,655

Operating Expenses
General and administrative	2,041	2,128
Professional fees	9,890	15,093
Total Operating Expenses	11,931	17,220

Net Loss	$(9,588)	$(13,565)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	5,975,000	5,640,489

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Condensed Statement of Cash Flows
(Unaudited)

Six Months Ended
August 31,
2014

Cash flows from operating activities:
Net loss	$(13,565)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Inventory	(6,909)
Prepaid expenses	4,077
Accounts payable and accrued liabilities	5,960
Net cash used in operating activities	(10,438)

Cash flows from investing activities:
Net cash used in investing activities	-

Cash flows from financing activities:
Proceeds from issuance of common stock	19,500
Net cash provided by financing activities	19,500

Net increase in cash and cash equivalents	9,062
Cash and cash equivalents at beginning of period	5,000

Cash and cash equivalents at end of period	$14,062

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Notes to the Condensed Financial Statements
From January 27, 2014 (Inception) through August 31, 2014
(Unaudited)

NOTE 1 -    ORGANIZATION AND DESCRIPTION OF BUSINESS

TIXFI INC. (the "Company") is a Nevada corporation incorporated on January 27, 2014.  It is based in Seattle, WA, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is February 28.

The Company is a development stage company that operates as sports and entertainment ticket broker.   To date, the Company's activities have been limited to the purchase and resale of tickets for concerts, sporting and other entertainment events and the raising of equity capital.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended August 31, 2014 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended February 28, 2014 contained in the Company's Prospectus  filed under rule 424(B)(2) on September 29, 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.
Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $14,062 and $5,000 in cash and cash equivalents as of August 31, 2014 and February 28, 2014, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. We classify inventory into various categories based upon their stage in the product life cycle, future marketing sales plans and disposition process.

Financial Instruments

The Company follows ASC 820, "Fair Value Measurements and Disclosures", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company's financial instruments consist principally of cash and accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue from the sale of goods and services in accordance with ASC 605, "Revenue Recognition."  Revenue consists of proceeds and commissions from resale of tickets for concerts, sporting and other entertainment events. Revenue is recognized only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided or goods has been delivered;
iii)	The fee is fixed or determinable; and
iv)	Collectibility is reasonably assured.

Share-based Expenses

ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were no share-based expenses for the period ended August 31, 2014.

Net Loss per Share of Common Stock

The Company has adopted ASC Topic 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of August 31, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity.   Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.  The Company has adopted this standard.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  During the six months ended August 31, 2014, the Company generated revenue of $27,640 and had a net loss from operations of $13,565.  As of August 31, 2014, the Company has an accumulated deficit of $14,488 since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending February 28, 2015.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INVENTORY

As at August 31, 2014 and February 28, 2014, the Company had $6,909 and $nil tickets purchased on hand for resale, respectively.

NOTE 5 -   EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of August 31, 2014.

Common Shares

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (January 27, 2014) to August 31, 2014, the company has issued a total of 5,975,000 common shares for $29,500 cash, as follows:

•	On January 27, 2014, the Company issued 2,500,000 shares to an officer and director for $5,000 cash.
•	On February 19, 2014, the Company issued 2,500,000 shares to an officer and director for $5,000 cash.
•	During April and May, 2014, the Company issued 975,000 shares to 17 unaffiliated investors for $19,500 cash.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6 -SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.   Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Prospectus, Form 424(B)(2), as filed on September 29, 2014.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Tixfi," "we," "us," or "our" are to Tixfi Inc.

Corporate Overview

Tixfi Inc. was incorporated in the State of Nevada on January 27, 2014.  Tixfi intends to further establish itself as a branded online source that provides a service for buyers and sellers of tickets for concerts, sporting events and other live entertainment events using the following methods:

•	the Company is currently buying and reselling tickets to end users.

•
it plans to establish itself as an online brand that provides a ticket exchange service using its website for buyers and sellers of tickets for concerts, sporting events and other live entertainment events.

•	it plans to offer sellers the option to sell their event tickets by auction, with buyers bidding to win the auction.

Our fiscal year end is February 28.  Our business address is 6517 Palatine Ave., N, Seattle, WA 98103.  The address of our agent for service in Nevada and registered corporate office is Corporate Direct, Inc., 2248 Meridian Blvd., Ste H, Minden, NV 89128.  Our telephone number is 206-395-3549.

Results of Operations

The following table provides selected financial data about our company for the period ended August 31, 2014 and the year ended February 28, 2014.

Balance Sheet Date	August 31, 2014	February 28, 2014

Cash	$14,062	$5,000
Inventory	6,909	-
Total Assets	$20,971	$9,077
Total Liabilities	$5,959	$-
Stockholders' Equity	$15,012	$9,077

Our increase in cash of $9,062 can be attributed to the sale of common shares and to the generation of revenues beginning in May 2014.  Our ticket purchases also began in May 2014 resulting in inventory of $6,909 at August 31, 2014.

The following summary of our results of operations, for the three and six months ended August 31, 2014, should be read in conjunction with our financial statements, as included in this Form 10-Q

	Three Months Ended August 31,	Six Months Ended August 31,
	2014	2014
Revenue	$20,241	$27,640
Cost of Sales	17,899	23,985
Gross Profit	2,342	3,655
Operating Expenses
Selling, general and administrative	2,041	2,128
Professional fees	9,890	15,093
Total Operating expenses	11,931	17,220
Operating loss	(9,588)	(13,565)
Provision for income tax	-	-
Net Loss	$(9,588)	$(13,565)

Three months ending August 31, 2014:

For the three months ended August 31, 2014, we had revenue of $20,241, cost of goods sold of $17,899 and a gross profit of $2,342.

We incurred $2,041 in general and administrative expenses and $9,890 in professional fees, resulting in an operating and net loss of $9,588.

Six months ending August 31, 2014:

For the six months ended August 31, 2014, we had revenue of $27,640, cost of goods sold of $23,985 and a gross profit of $3,655.

For the six months ended August 31, 2014, we incurred $2,128 in general and administrative expenses and $15,093 in professional fees, resulting in an operating and net loss of $13,565.

Liquidity and Capital Resources

Currently we do not have sufficient capital to fund our operations and business development for the next 12 months.

To meet our need for cash, we are attempting to raise money from our recent Offering.  On September 29, 2014, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which the Company seeks to raise $100,000 under the Offering.  As of the date of this report, the Company has not yet sold any shares under the Prospectus.  To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

As at August 31, 2014, our cash balance was $14,062 and we had current liabilities $5,959.

We had no material commitments for capital expenditures as of August 31, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of August 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at	As at
	August 31,	February 28,
	2014	2014

Current Assets	$20,971	$9,077
Current Liabilities	$5,959	$-
Working Capital	$15,012	$9,077

Cash Flows

For The Six Months Ended August 31
2014

Cash Flows used in Operating Activities	$(10,438)
Cash Flows used in Investing Activities	-
Cash Flows from Financing Activities	$19,500
Net Increase in Cash During Period	$14,062

As at August 31, 2014, our company's cash balance was $14,062 compared to $5,000 as at February 28, 2014 and our total assets were $20,971 compared with $9,077 as at February 28, 2014. The increase in cash and total assets was primarily due to the sale of our common stock and that we began generating revenues and purchasing ticket inventory in May 2014.

As at August 31, 2014, our company had total liabilities of $5,959 compared with total liabilities of $nil as at February 28, 2014.

As at August 31, 2014, our company had a working capital of $15,012 compared with working capital of $9,077 as at February 28, 2014. The increase in working capital was primarily attributed to the sale or our common stock and that our revenues started in May 2014.

Cash Flow from Operating Activities

During the six months ended August 31, 2014, our company used $10,438 in cash from operating activities.  The cash used from operating activities was attributed to professional fees related to its recent prospectus offering as well as the purchase of ticket inventory.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended August 28, 2014.

Cash Flow from Financing Activities

During the six months ended August 28, 2014, our company received $19,500 in cash in financing activities due from proceeds from the issuance of common shares.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended August 31, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated sufficient revenues to cover operating costs or raised enough funds.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities, other than pursuant to our current Offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the quarter ended August 31, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The following exhibits are included as part of this report:

Exhibit No.                          Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1                                     Rule 1350 Certification of Principal Executive and Financial Officer
101.INS*                       XBRL Instance
101.SCH*                     XBRL Taxonomy Extension Schema
101.CAL*                     XBRL Taxonomy Extension Calculations
101.DEF*                      XBRL Taxonomy Extension Definitions
101.LAB*                     XBRL Taxonomy Extension Labels
101.PRE*                      XBRL Taxonomy Extension Presentation

*  XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TIXFI INC.
(Registrant)

Dated: October 20, 2014	/s/ Scott Abraham
Scott Abraham
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)