Form 10-Q
period 2014-11-30
TIXFI INC.
filed 2015-01-14
CIK 1605024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

As of January 14, 2015, there 7,475,000 shares of the issuer's common stock, par value $0.001, outstanding.

TIXFI INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements.

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

TIXFI INC.

INDEX TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

November 30, 2014

TIXFI INC.
Condensed Balance Sheets

	November 30,	February 28,
	2014	2014
	(Unaudited)

ASSETS
Current Assets
Cash	$31,473	$5,000
Accounts receivable	3,920	-
Inventory	4,642	-
Prepaid expenses	-	4,077
Total current assets	40,035	9,077

Total Assets	$40,035	$9,077

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$24	$-
Total current liabilities	24	-

Total Liabilities	24	-

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
7,475,000, and 5,000,000 issued and outstanding, respectively	7,475	5,000
Additional paid-in capital	52,025	5,000
Accumulated deficit	(19,489)	(923)
Total stockholders' equity	40,011	9,077

Total Liabilities and Stockholders' Equity	$40,035	$9,077

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended	Nine Months Ended
	November 30,	November 30,
	2014	2014

Revenue	$19,846	$47,486
Cost of Goods Sold	18,928	42,913
Gross Profit	918	4,573

Operating Expenses
General and administrative	104	2,231
Professional fees	5,815	20,908
Total Operating Expenses	5,919	23,139

Loss before income taxes	(5,001)	(18,566)
Provision for income taxes	-	-

Net Loss	$(5,001)	$(18,566)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	6,436,538	5,903,909

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Condensed Statement of Cash Flows
(Unaudited)

Nine Months Ended
November 30,
2014

Cash flows from operating activities:
Net loss	$(18,566)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	(3,920)
Inventory	(4,642)
Prepaid expenses	4,077
Accounts payable and accrued liabilities	24
Net cash used in operating activities	(23,027)

Cash flows from investing activities:
Net cash used in investing activities	-

Cash flows from financing activities:
Proceeds from issuance of common stock	49,500
Net cash provided by financing activities	49,500

Net increase in cash and cash equivalents	26,473
Cash and cash equivalents at beginning of period	5,000

Cash and cash equivalents at end of period	$31,473

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-
Cash paid during the period for tax	$-

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Notes to the Condensed Financial Statements
November 30, 2014
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TIXFI INC. (the "Company") is a Nevada corporation incorporated on January 27, 2014.  It is based in Seattle, WA, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company's fiscal year end is February 28.

The Company operates as sports and entertainment ticket broker.   To date, the Company's activities have been limited to the purchase and resale of tickets for concerts, sporting and other entertainment events and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended November 30, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended February 28, 2014 contained in the Company's Prospectus  filed under rule 424(B)(2) on September 29, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $31,473 and $5,000 in cash and cash equivalents as of November 30, 2014 and February 28, 2014, respectively.

Accounts Receivable

The Company's accounts receivable consists of trade receivables from customers. The Company evaluates the collectability of its accounts receivable on an on-going basis and write off the amount when it is considered to be uncollectible. The Company does not have allowance for doubtful accounts.

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

The Company's financial instruments consist principally of cash, accounts receivable and accounts payable and accrued liabilities. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the fair values of all of our other financial instruments approximate their carrying values because of their nature and respective maturity dates or durations.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Revenue Recognition

The Company recognizes revenue from the sale of goods and services in accordance with ASC 605, "Revenue Recognition."  Revenue consists of proceeds and commissions from resale of tickets for concerts, sporting and other entertainment events. Revenue is recognized only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided or goods has been delivered;
iii)	The fee is fixed or determinable; and
iv)	Revenue is reasonably assured.

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

There were no share-based expenses for the period ended November 30, 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of November 30, 2014.

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

Management has considered all other recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

NOTE 3 -GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended November 30, 2014, the Company generated revenue of $47,486 and had a net loss from operations of $18,566. As at November 30, 2014, the Company has an accumulated deficit of $19,489 since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending February 28, 2015.

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

NOTE 4 – ACCOUNTS RECEIVABLE

As at November 30, 2014 and February 28, 2014, the Company had $3,920 and $0 in accounts receivable, respectively.

NOTE 5 – INVENTORY

As at November 30, 2014 and February 28, 2014, the Company had $4,642 and $0 tickets purchased on hand for resale as finished goods, respectively. Accordingly, no work-in-progress on raw material were on hand.

NOTE 6 -   EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of November 30, 2014.

Common Shares

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

From April 2014 to May 2014 the Company issued 975,000 shares to 17 unaffiliated investors for $19,500 cash.

From October 2014 to November 2014, the Company issued 1,500,000 shares to 11 unaffiliated investors for $30,000 cash.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 7 -SUBSEQUENT EVENTS

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

Results of Operations

The following table provides selected financial data about our company for the period ended November 30, 2014 and the year ended February 28, 2014.

Balance Sheet Date	November 30, 2014	February 28, 2014

Cash	$31,473	$5,000
Inventory	$4,642	$-
Total Assets	$40,035	$9,077
Total Liabilities	$24	$-
Stockholders' Equity	$40,011	$9,077

Our increase in cash of $26,473 can be attributed to the sale of common shares and to the generation of revenues beginning in May 2014.  Our ticket purchases also began in May 2014, resulting in inventory of $4,642 at November 30, 2014.

The following summary of our results of operations, for the three and nine months ended November 30, 2014, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended	Nine Months Ended
	November 30,	November 30,
	2014	2014

Revenue	$19,846	$47,486
Cost of Goods Sold	18,928	42,913
Gross Profit	918	4,573

Operating Expenses
General and administrative	104	2,231
Professional fees	5,815	20,908
Total Operating Expenses	5,919	23,139

Loss before income taxes	(5,001)	(18,566)
Provision for income taxes	-	-

Net Loss	$(5,001)	$(18,566)

Three months ending November 30, 2014:

For the three months ended November 30, 2014, we had revenue of $19,846, cost of goods sold of $18,928 and a gross profit of $918.

We incurred $104 in general and administrative expenses and $5,815 in professional fees, resulting in an operating and net loss of $5,001.

Nine months ending November 30, 2014:

For the nine months ended November 30, 2014, we had revenue of $47,486, cost of goods sold of $42,913 and a gross profit of $4,573.

For the nine months ended November 30, 2014, we incurred $2,231 in general and administrative expenses and $20,908 in professional fees, resulting in an operating and net loss of $18,566.

Liquidity and Capital Resources

Currently we feel we have sufficient capital to fund our operations and business development for the next 12 months.

To meet our need for cash, we raised money from our recent Offering.  On September 29, 2014, the Company filed a Prospectus as part of its Registration Statement on Form S-1 which the Company sought to raise $100,000 under the Offering.  As of the date of this report, the Company has issued 1,500,000 shares of its common stock to investors at a rate of $0.02 per share for a total amount raised of $30,000 form its initial offering. The Company's public offering was closed December 29, 2014 and no additional funds will be raised from our initial offering.

To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our registration statement and ongoing regulatory expenses.

As at November 30, 2014, our cash balance was $31,473 and we had current liabilities $24.

We had no material commitments for capital expenditures as of November 30, 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of November 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	As at	As at
	November 30,	February 28,
	2014	2014

Current Assets	$40,035	$9,077
Current Liabilities	$24	$-
Working Capital	$40,011	$9,077

Cash Flows

For The Nine Months Ended November 30,
2014

Cash Flows used in Operating Activities	$(23,027)
Cash Flows used in Investing Activities	-
Cash Flows from Financing Activities	$49,500
Net Increase in Cash During Period	$26,473

As at November 30, 2014, our company's cash balance was $31,473 compared to $5,000 as at February 28, 2014 and our total assets were $40,035 compared with $9,077 as at February 28, 2014. The increase in cash and total assets was primarily due to the sale of our common stock and that we began generating revenues and purchasing ticket inventory in May 2014.

As at November 30, 2014, our company had total liabilities of $24 compared with total liabilities of $nil as at February 28, 2014.

As at November 30, 2014, our company had working capital of $40,011 compared with working capital of $9,077 as at February 28, 2014. The increase in working capital was primarily attributed to the sale or our common stock and that our revenues started in May 2014.

Cash Flow from Operating Activities

During the nine months ended November 30, 2014, our company used $23,027 in cash from operating activities.  The cash used from operating activities was attributed to professional fees related to its recent prospectus offering as well as the purchase of ticket inventory.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the nine months ended November 30, 2014.

Cash Flow from Financing Activities

During the nine months ended November 30, 2014, our company received $49,500 in cash in financing activities due from proceeds from the issuance of common shares.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended February 28, 2014.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have not generated sufficient revenues to cover operating costs or raised enough funds.  There is no assurance we will ever reach this point.  Accordingly, we must raise sufficient capital from sources.  Our only other source for cash at this time is investment by our sole director and officer.  We must raise cash to stay in business.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2014, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended November 30, 2014.

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
TIXFI INC.
(Registrant)

Dated: January 14, 2015	/s/ Paula Martin
Paula Martin
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)