Form 10-K
period 2015-02-28
TIXFI INC.
filed 2015-05-29
CIK 1605024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number:  333-197094

TIXFI INC.
 (Exact name of registrant as specified in its charter)

Nevada	46-4724127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6517 Palatine Ave., N, Seattle, WA	98103
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   206-395-3549

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of Each Class	Name of Each Exchange On Which Registered

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [   ]     No [X]
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
 Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]     No [ X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on August 31, 2014, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this year).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

7,475,000 as of May 28, 2015

DOCUMENTS INCORPORATED BY REFERENCE

None.

Part I
Cautionary Note Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

All references in this annual report on Form 10-K to the "Company," "TIXFI" "we," "us" or "our" are to TIXFI INC.

Item 1 Business.

Business Development

Tixfi Inc. was incorporated in the State of Nevada on January 27, 2014, and our fiscal year end is February 28.  The company's administrative address is 6517 Palatine North, Seattle, WA 98103. The telephone number is 206-395-3549.

Tixfi Inc. has nominal revenues to date, and has only limited cash on hand.  We have relied solely upon the sale of our securities for funding.  Our revenues and net loss   for the year ended February 28, 2015, are $54,134 and $41,757, respectively.

Tixfi has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.  Tixfi, its directors, officers, affiliates and promoters, have not and do not intend to enter into negotiations or discussions with representatives or owners of any other businesses or companies regarding the possibility of an acquisition or merger.

Principal Products, Services and Their Markets

Tixfi Inc. derives its revenues from the following services:

•
The Company buys and resells tickets to end users.  The Company buys tickets from ticketmaster.com, stubhub.com, and individuals from craiglists.com.  The Company resells these tickets for a profit on ticketmaster.com, stubhub.com, to individuals on craigslist.com and on our website www.tixfi.com, which offer sellers tickets categorized by event, location and type.   Types of events include concerts, theatre, comedy acts and sporting events.

The Company plans to also implement the following services:
•	the Company plans to establish itself as a leading online brand that provides a service for buyers and sellers of tickets for concerts, sporting events and other live entertainment events. The Company believes we will be able to deliver a service to both buyers and sellers of event tickets. Sellers will be able to sell their event tickets as a direct sale with a fixed price. For each transaction, a commission of 8% from the seller will apply, and a fee of 10% from the buyer. For the fixed sales, sellers will post their available tickets at any price they want. There is no fee for sellers or buyers to register with the website.
•	the Company plans to offer sellers the option to sell their event tickets by auction, with buyers bidding to win the auction. Sellers will have the option to offer a set price, 'buy it now' (foregoing the bidding process), 'make offer' and setting 'reserve' prices. For each transaction, a commission of 8% from the seller will apply, and a fee of 10% from the buyer. There is no fee for sellers or buyers to register with the website.

We believe that consumers (buyers and sellers), who are searching for events tickets will find our website with our services as a result of our internet marketing efforts, specifically social media and search engine optimization marketing. The Company has begun development of its website, and we will use proceeds of share issuance to fully develop the websites functionality.

We will advertise and market our business with a fully-optimized website, internet marketing such as pay-per-click, and social media marketing. Our competitors are generally larger companies with more assets and a larger advertising budget.  However, we believe that targeted internet marketing will allow us to attract buyers and sellers of events tickets.

Status of Publicly Announced New Products or Services

Tixfi currently has no new publicly announced products or services.

Competitive Business Conditions and Strategy; TIXFI's Position in the Industry

Barrier to entry in the industry is extremely low and there are many competitors.  Tixfi intends to establish itself as a competitive company in the online sales of events tickets.  Tixfi's main competitors are online businesses offering similar services such as StubHub and Ticketmaster Entertainment. As a small company compared to some of our competitors, those competitors have significantly greater financial and marketing resources. They may have a greater advantage to negotiate higher commissions because of their more recognizable brand. There are no assurances that our efforts to compete in the marketplace will be successful.

Talent Sources and Names of Principal Suppliers

Tixfi has hired an independent contractor to design and develop our website, as well as our auction system.  Although we hope to receive enough commissions from buyers and sellers, there are no guarantees that we will make enough profit to operate our business from operational cash flows.

Dependence on one or a few major Customers

Tixfi will be dependent on the website and internet marketing, including search engine optimization, paid advertising (such as Google Adwords) and social media marketing for finding customers.  Currently we have limited customers, as our only source of advertising thus far has been word of mouth, which has generated minimal revenues.

Patents, Trademarks, Licenses, Agreements or Contracts

There are no aspects of our business plan which require a patent, trademark or product license.

Governmental Controls, Approval and Licensing Requirements

We are not currently subject to direct federal, state, or local regulation other than the requirement to have a business license for the area in which we conduct business.

Research and Development Activities and Costs

We have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Number of Employees

Tixfi has no employees.  The officers and directors are donating their time to the development of the Company, and intend to do whatever work is necessary in order to bring us to the point of earning revenues. The officers and directors will spend between 8 and 24 hours per week on the business.  However, there are no written or oral agreements in place with the officers in which they have agreed to donate their time to the development of the Company.  We have no other employees, and do not foresee hiring any additional employees in the near future.  We will be engaging independent contractors to design and develop our website and auction system, and manage our Internet Marketing efforts.

Reports to Security Holders

Tixfi will voluntarily make available an annual report including audited financials on Form 10-K to security holders.  We will file the necessary reports with the SEC pursuant to the Exchange Act, including but not limited to, the report on Form 8-K, annual reports on Form 10-K, and quarterly reports on Form 10-Q.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports and other electronic information regarding Tixfi and filed with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2.Properties.

Tixfi's principal business and corporate address is 6517 Palatine Avenue North, Seattle, WA 98103; the telephone number is 206-395-3549.  The space is being provided by management on a rent free basis.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

Tixfi does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3. Legal Proceedings.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for quotation on the OTC Markets (the "OTCPINK") on April 20, 2015, under the symbol "TXFX". As at May 25, 2015, our stock had not yet traded on the OTCPINK.

As at May 25, 2015, we had 29 shareholders of record of our common stock and 7,475,000 shares issued and outstanding.

Transfer Agent

Our transfer agent is Clear Trust, LLC, 16540 Pointe Village Dr, Suite 210, Lutz, FL  33558.

Dividend Policy

The Company does not anticipate paying dividends on the Common Stock at any time in the foreseeable future.  The Company's Board of Directors currently plans to retain earnings for the development and expansion of the Company's business.  Any future determination as to the payment of dividends will be at the discretion of the Board of Directors of the Company and will depend on a number of factors including future earnings, capital requirements, financial conditions and such other factors as the Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We did not issue unregistered equity securities during the fiscal year ended February 28, 2015.

Use of Proceeds from Registered Securities

During year ended February 28, 2015, the Company issued 2,475,000 shares to 28 unaffiliated investors for $49,500 cash and the use of proceeds are as follows:

Amount

Website development	$2,000
Professional Fees (Legal, Accounting, DTC application)	$40,600
Working capital	$6,900
Total	$49,500

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended February 28, 2015.

Item 6. Selected Financial Data.

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K. The following discussion contains forward‑looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Results of Operations

The period ended February 28, 2014, was comprised of 33 days as compared to an entire year for February 28, 2015.

The following table provides selected financial data about our company for the year ended February 28, 2015 and 2014.

Balance Sheet Date	February 28, 2015	February 28, 2014
Cash	$27,114	$5,000
Total Assets	$27,114	$9,077
Total Liabilities	$10,294	$-
Stockholders' Equity	$16,820	$9,077

The following summary of our results of operations, should be read in conjunction with our financial statements, as included in this Form 10-K.

		January 27, 2014
	Years Ended	(Inception) to
	February 28,	February 28,
	2015	2014

Revenue	$54,134	$-
Cost of Goods Sold	49,634	-
Gross Profit	4,500	-

Operating Expenses
General and administrative	2,909	-
Management fees	2,500	-
Professional fees	40,848	923
Total Operating Expenses	46,257	923

Loss before income taxes	(41,757)	(923)
Provision for income taxes	-	-

Net Loss	$(41,757)	$(923)

Revenue

During the year ended February 28, 2015, we generated $54,134 revenue and incurred $49,634 cost of goods sold, compared to $0 revenue and $0 cost of goods sold for the period during January 27, 2014 (inception) to February 28, 2014.

Expenses

We have a net loss of $41,757 during the year ended February 28, 2015, and a net loss of $923 during the period from January 27, 2014 (inception) to February 28, 2014.

Operating expenses for the year ended February 28, 2015, increased by $45,334 from $923 for the period during January 27, 2014 (inception) to February 28, 2014. The increase in expenses can be attributed to increased professional fees, general and administrative expenses as we had a full year of operations for 2015 as compared to 33 days for the period from inception to February 28, 2014. Our professional fees of $40,848 were primarily due to legal and accounting fees related to our recent S-1 registration statement, recent prospectus offering and other regulatory costs.

Liquidity and Financial Condition

Currently we do not have sufficient funds for any our business development over the next 12 months.

Working Capital
	February 28,		(Decrease)/
	2015	2014	Increase
Current Assets	$27,114	$9,077	$18,037
Current Liabilities	10,294	-	10,294
Working Capital	$16,820	$9,077	$7,743

Our increase in cash of $22,114 can be attributed to proceeds from the issuance of common stock. Our liabilities increased $10,294 due to an increase in accounts payable and accrued liabilities.

Cash Flows
		January 27, 2014
	Year Ended	(inception) through
	February 28, 2015	February 28, 2014

Net cash used in operating activities	$(27,386)	$(5,000)
Net cash used in investing activities	-	-
Net cash provided by financing activities	49,500	10,000
Net increase in cash and cash equivalents	$22,114	$5,000

Cash Flow from Operating Activities

During the year ended February 28, 2015, our company used $27,386 cash in operating activities compared to the use of $5,000 cash in operating activities during the period from inception to February 28, 2014. The increase in cash used for operating activities was primarily attributed to professional fees related to our S-1 offering and other regulatory requirements.

Cash Flow from Investing Activities

From inception through to February 28, 2015, we did not have any cash flows from investing activities.

Cash Flow from Financing Activities

During the year ended February 28, 2015, our company received $49,500 cash from the issuance of common shares, compared to $10,000 cash received from the Company's officer and director for purchase of common shares in 2014.

We had no material commitments for capital expenditures as at February 28, 2015 and 2014.

We have no known demands or commitments, and we are not aware of any events or uncertainties as at February 28, 2015 that will result in or that is reasonably likely to materially increase or decrease our current liquidity.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses.  This is because we have generated limited revenues and have limited operating history. There are no assurances that we will be able to obtain additional financing through either private placements, and/or bank financing or other loans necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $27,114 and $5,000 in cash and cash equivalents as at February 28, 2015 and February 28, 2014, respectively.
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

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent other accounting pronouncements recently issued. The Company's management believes that these recent pronouncements do not have significant impact on the Company's financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8.Financial Statements and Supplementary Data.

TIXFI INC.

INDEX TO AUDITED FINANCIAL STATEMENTS

February 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
TIXFI Inc.

We have audited the accompanying balance sheets of TIXFI Inc. (the Company) as of February 28, 2015 and 2014 and the related statements of operations, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of TIXFI Inc. as of February 28, 2015 and 2014, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, during the year ended February 28, 2015, the Company generated revenue of $54,134 and had a net loss from operations of $41,757. As at February 28, 2015, the Company has an accumulated deficit of $42,680 since inception February 28, 2015 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
May 29, 2015

TIXFI INC.
Balance Sheets

	February 28,	February 28,
	2015	2014

ASSETS
Current Assets
Cash	$27,114	$5,000
Prepaid expenses	-	4,077
Total current assets	27,114	9,077

Total Assets	$27,114	$9,077

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$10,294	$-
Total Liabilities	10,294	-

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,475,000, and 5,000,000 issued and outstanding, respectively	7,475	5,000
Additional paid-in capital	52,025	5,000
Accumulated deficit	(42,680)	(923)
Total stockholders' equity	16,820	9,077

Total Liabilities and Stockholders' Equity	$27,114	$9,077

The accompanying notes are an integral part of these financial statements.

TIXFI INC.
Statements of Operations

		January 27, 2014
	Years Ended	(Inception) to
	February 28,	February 28,
	2015	2014

Revenue	$54,134	$-
Cost of Goods Sold	49,634	-
Gross Profit	4,500	-

Operating Expenses
General and administrative	2,909	-
Management fees	2,500	-
Professional fees	40,848	923
Total Operating Expenses	46,257	923

Loss before income taxes	(41,757)	(923)
Provision for income taxes	-	-

Net Loss	$(41,757)	$(923)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted-average common shares outstanding	6,291,301	3,257,576

The accompanying notes are an integral part of these financial statements.

TIXFI INC.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Number of shares	Amount	Capital	Deficit	Equity

Balance - January 27, 2014 (Inception)	-	$-	$-	$-	$-

Common shares issued for cash at $0.002 per share	5,000,000	5,000	5,000	-	10,000

Net loss	-	-	-	(923)	(923)
Balances - February 28, 2014	5,000,000	$5,000	$5,000	$(923)	$9,077

Common shares issued for cash at $0.02 per share	2,475,000	2,475	47,025	-	49,500

Net loss	-	-	-	(41,757)	(41,757)
Balances - February 28, 2015	7,475,000	$7,475	$52,025	$(42,680)	$16,820

The accompanying notes are an integral part of these financial statements.

TIXFI INC.
Statements of Cash Flows

		January 27, 2014
		(Inception) to
	February 28,	February 28,
	2015	2014

Cash flows from operating activities:
Net loss	$(41,757)	$(923)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Prepaid expenses	4,077	(4,077)
Accounts payable and accrued liabilities	10,294	-
Net cash used in operating activities	(27,386)	(5,000)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	49,500	10,000
Net cash provided by financing activities	49,500	10,000

Net increase in cash and cash equivalents	22,114	5,000
Cash and cash equivalents at beginning of period	5,000	-

Cash and cash equivalents at end of period	$27,114	$5,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

The accompanying notes are an integral part of these financial statements.

TIXFI INC.
Notes to the Financial Statements
February 28, 2015

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles ("GAAP") of the United States.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.  The Company had $27,114 and $5,000 in cash and cash equivalents as at February 28, 2015 and February 28, 2014, respectively.

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

The Company's financial instruments consist principally of cash and accounts payable. Pursuant to ASC 820, the fair value of our cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. We believe that the fair values of all of our other financial instruments approximate their carrying values because of their nature and respective maturity dates or durations.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company evaluates the collectability of its accounts receivable on an on-going basis. The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

There were no share-based expenses for the periods ended February 28, 2015 and 2014.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of February 28, 2015.

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

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure.

Management has considered all recent other accounting pronouncements recently issued. The Company's management believes that these recent pronouncements do not have significant impact on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the year ended February 28, 2015, the Company generated revenue of $54,134 and had a net loss from operations of $41,757. As at February 28, 2015, the Company has an accumulated deficit of $42,680 since inception.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending February 28, 2015.

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

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of February 28, 2015 and 2014.

Common Shares

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since inception (January 27, 2014) to February 28, 2015, the company has issued a total of 7,475,000 common shares for $59,500 cash, as follows:

•	On January 27, 2014, the Company issued 2,500,000 shares to an officer and director for $5,000 cash.
•	On February 19, 2014, the Company issued 2,500,000 shares to an officer and director for $5,000 cash.
•	During April 17, 2014 to May 16, 2014, the Company issued 975,000 shares to 17 unafilliated investors for $19,500 cash.
•	During October 31, 2014 to November 31, 2014, the Company issued 1,500,000 shares to 11 unafilliated investors for $30,000 cash.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Years Ended February 28,
	2015	2014
Income tax expense at statutory rate	$(14,197)	$(314)
Change in valuation allowance	14,197	314
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	February 28,	February 28,
	2015	2014
NOL Carryover	$14,511	$314
Valuation allowance	(14,511)	(314)
Net deferred tax asset	$-	$-

Net operating loss carry forwards of $42,680 begin to expire in 2033. The Internal Revenue Service may audit tax returns for six years from their respective filing date.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date").  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded our internal control over financial reporting was not effective as of February 28, 2015 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of February 28, 2015.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended February 28, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the board of directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Date First Elected or Appointed
Paula Martin	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer, Secretary and Director	May 1, 2014
Scott Abraham	Former President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer,	January 28, 2014 to his resignation of all positions on January 7, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of the Company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Paula Martin

Paula Martin is a retired nurse, working in home health, post-surgery recovery and radiology care  from 1993 until her retirement June 7, 2013.  She received her B.S.N. in nursing from Northwestern State University in Natchitoches and Shreveport, Louisiana.  She has worked for Natchitoches Parish Hospital Home Health Care, Director of Professional Friends Home Health Care in West Monroe, Louisiana, and E.A. Conway Medical Center through LSU Health Sciences Center in Monroe, Louisiana. Ms. Martin was employed at E.A. Conway Medical Center when she retired where she worked for 15 years.  Ms. Martin does not currently hold any outside positions, and does intend to hold any outside positions in the future.

Employment Agreements

We have no formal employment agreements with any of our employees, directors, or officers.

Family Relationships

There are no additional family relationships between any of our directors and executive officers.

Term of Office

Each of our directors is elected by the stockholders to a term of one year and serves until his or her successor is elected and qualified.  Each of our officers is appointed by the board of directors (the "Board") to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The Board has no nominating, audit or compensation committees.

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for re-election or re-appointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have determined that we anticipate not adopting a code of ethics due to our limited number of executive officers and the fact that we have not commenced any material business operations.  We anticipate that we will not adopt a code of ethics until we have commenced material business operations or have increased the number of our executive officers.

Board and Committee Meetings

The Board has no nominating, audit or compensation committees.

Nomination Process

We do not have a nominating committee.

Audit Committee

We do not have an audit committee.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation.

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended February 28, 2015 and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended February 28, 2015.

who we will collectively refer to as the named executive officers of the Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Abraham (1) Former President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Treasurer.	2015 2014	2,500 0	0 0	0 0	0 0	0 0	0 0	0 0	2,500 0
Paula Martin (2) President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer, and Secretary.	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)	Mr. Abraham held the positions of President, CEO, CFO, and Treasurer from January 28, 2014 to January 7, 2015.
(2)	Ms. Martin has held the position of Secretary since May 1, 2014, and the positions of President, CEO, CFO, and Treasurer since January 7, 2015.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended February 28, 2015.

Outstanding Equity Awards at Fiscal Year End

There was no outstanding equity awards at the year ended February 28, 2015.

Option Exercises and Stock Vested

During our Fiscal year ended February 28, 2015, there were no options exercised by our named officer.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 25, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Paula Martin	5,000,000 common shares Direct ownership	66.89%
Directors and Executive Officers as a Group(1)(1 individual )	5,000,000 common shares	66.89%

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 25, 2015. As of May 25, 2015, there were 7,475,000 shares of our company's common stock issued and outstanding.

Changes in Control

On January 20, 2015, Paula Martin, our current CEO, purchased 5,000,000 shares of common stock from Scott Abraham, our previous CEO, changing effective control of the Company from Mr. Abraham to Ms. Martin.  We are unaware of any other contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Security Ownership of Certain Beneficial Owners and Management

On January 7, 2015, Scott Abraham, a former officer and director of the Company, signed an agreement to purchase 5,000,000 shares of the Company's common stock to Paula Martin, the sole officer and director of the Company.  This transaction was completed on January 20, 2015.

Shareholder loan

As at February 28, 2015, the Company had no shareholder loans.

Director Independence

Our Board of Directors has determined that it does not have a member that is "independent" as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended February 28, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended February 28, 2015	For the Period from Inception January 27, 2014 to February 28, 2014
Audit Fees (1)	$10,000	$0
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$450	$0
All Other Fees (4)	$0	$0
Total	$10,450	$0

(1)      Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)      Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under "Audit fees."

(3)      Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)      All other fees consist of fees billed for all other services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32.1*	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TIXFI INC.
(Registrant)

Dated: May 29, 2015	/s/ Paula Martin
Paula Martin
Chief Executive Officer, Chief Financial Officer (Principal Executive, Financial, and Accounting Officer)