Form 10-Q
period 2015-05-31
TIXFI INC.
filed 2015-07-15
CIK 1605024

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

As of July 10, 2015, there 7,475,000 shares of the issuer's common stock, par value $0.001, outstanding.

TIXFI INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's form 10-K for year ended February 28, 2015 filed with the SEC on May 29, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending February 28, 2016.

TIXFI INC.

INDEX TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

May 31, 2015

TIXFI INC.
Condensed Balance Sheets

	May 31,	February 28,
	2015	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$2,385	$27,114
Prepaid expenses	16,150	-
Total current assets	18,535	27,114

Total Assets	$18,535	$27,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$11,446	$10,294
Total Liabilities	11,446	10,294

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,475,000 and 7,475,000 issued and outstanding, respectively	7,475	7,475
Additional paid-in capital	52,025	52,025
Accumulated deficit	(52,411)	(42,680)
Total stockholders' equity	7,089	16,820

Total Liabilities and Stockholders' Equity	$18,535	$27,114

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	May 31,
	2015	2014

Revenue	$-	$7,399
Cost of Goods Sold	-	6,086
Gross Profit	-	1,313

Operating Expenses
General and administrative	159	87
Professional fees	9,572	5,203
Total Operating Expenses	9,731	5,290

Loss before income taxes	(9,731)	(3,977)
Provision for income taxes	-	-

Net Loss	$(9,731)	$(3,977)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	7,475,000	5,305,978

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	May 31,	May 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(9,731)	$(3,977)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Inventory	-	(12,958)
Prepaid expenses	(16,150)	502
Accounts payable and accrued liabilities	1,152	5,061
Net cash used in operating activities	(24,729)	(11,372)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	19,500
Net cash provided by financing activities	-	19,500

Net (decrease) increase in cash and cash equivalents	(24,729)	8,128
Cash and cash equivalents at beginning of period	27,114	5,000

Cash and cash equivalents at end of period	$2,385	$13,128

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Notes to the Financial Statements
May 31, 2015
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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended May 31, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended February 28, 2015 contained in the Company's form 10-K filed with SEC on May 29, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,385 and $27,114 in cash and cash equivalents as at May 31, 2015 and February 28, 2015, respectively.

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

There were no share-based expenses for the period ended May 31, 2015.

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

Commitments and Contingencies

The Company follows ASC 450-20, "Loss Contingencies," to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of May 31, 2015.

Recent Accounting Pronouncements

Management has considered all recent other accounting pronouncements recently issued. The Company's management believes that these recent pronouncements do not have significant impact on the Company's financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the three months ended May 31, 2015, the Company generated revenue of $0 and had a net loss from operations of $9,731. As at May 31, 2015, the Company has an accumulated deficit of $52,411 since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending February 28, 2016.

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

There were no preferred shares issued and outstanding as at May 31, 2015 and February 28, 2015.

Common Shares

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During year ended February 28, 2015, the Company issued 2,475,000 shares to 28 unaffiliated investors for $49,500 cash.

During the three months ended May 31, 2015, the Company did not issue any common shares.

As at May 31, 2015 and February 28, 2015, the Company had 7,475,000 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - SUBSEQUENT EVENTS

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

All references in this Form 10-Q to the "Company," "Tixfi," "we," "us," or "our" are to Tixfi Inc.

Corporate Overview

Tixfi Inc. was incorporated in the State of Nevada on January 27, 2014, and the Company's fiscal year end is February 28. The company's administrative address is 6517 Palatine North, Seattle, WA 98103. The address of the Company's agent for service in Nevada and registered corporate office is Corporate Direct, Inc., 2248 Meridian Blvd., Ste H, Minden, NV 89128. The telephone number is 206-395-3549.

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

Tixfi Inc. derives its revenues from the following services:

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

Results of Operations

The following table provides selected financial data about our company for the period ended May 31, 2015 and the year ended February 28, 2015.

	May 31, 2015	February 28, 2015
Cash	$2,385	$27,114
Total Assets	$18,535	$27,114
Total Liabilities	$11,446	$10,294
Stockholders' Equity	$7,089	$16,820

Our decrease in cash of $24,729 can be attributed to cash used in operating expenses.

The following summary of our results of operations, for the three months ended May 31, 2015, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended
	May 31,
	2015	2014

Revenue	$-	$7,399
Cost of Goods Sold	-	6,086
Gross Profit	-	1,313

Operating Expenses
General and administrative	159	87
Professional fees	9,572	5,203
Total Operating Expenses	9,731	5,290

Loss before income taxes	(9,731)	(3,977)
Provision for income taxes	-	-

Net Loss	$(9,731)	$(3,977)

Three months ending May 31, 2015:

For the three months ended May 31, 2015, we had revenue of $0, cost of goods sold of $0 and a gross profit of $0, compared to revenue of $7,399, cost of goods sold of $6,086 and a gross profit of $1,313 for the three months ended May 31, 2014.  The Company did not generate any revenue for the current period due to the change in management on January 7, 2015 and the fact it has taken the new President longer than expected to transition into her new role.

For the three months ended May 31, 2015, we incurred $159 in general and administrative expenses and $9,572 in professional fees, resulting in an operating and net loss of $9,731, compared to $87 general and administrative expenses, $5,203 professional fees and net loss of $3,977 for the three months ended May 31, 2014. The increase in professional fees can primarily be attributed to ongoing regulatory requirements.

Liquidity and Capital Resources

Currently we feel we do not have sufficient capital to fund our operations and business development for the next 12 months.

To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our ongoing regulatory expenses.

As at May 31, 2015, our cash balance was $2,385 and we had current liabilities $11,446.

We had no material commitments for capital expenditures as of May 31, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of May 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	May 31, 2015	February 28, 2015
Current Assets	$18,535	$27,114
Current Liabilities	11,446	10,294
Working Capital	$7,089	$16,820

Cash Flows

	Three Months Ended
	May 31,
	2015	2014
Cash Flows used in Operating Activities	$(24,729)	$(11,372)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	-	19,500
Net Increase in Cash During Period	$(24,729)	$8,128

As at May 31, 2015, our company's cash balance was $2,385 compared to $27,114 as at February 28, 2015 and our total assets were $18,535 compared with $27,114 as at February 28, 2015. The decrease in cash and total assets was primarily due to cash used in professional fees related to ongoing regulatory requirements.

As at May 31, 2015, our company had total liabilities of $11,446 compared with total liabilities of $10,294 as at February 28, 2015.

As at May 31, 2015, our company had working capital of $7,089 compared with working capital of $16,820 as at February 28, 2015. The decrease in working capital was primarily attributed to increased cash used for operating expenses during the quarter.

Cash Flow from Operating Activities

During the three months ended May 31, 2015, our company used $24,729 cash in operating activities, compared to $11,372 cash used during the three months ended May 31, 2014. The increase cash used from operating activities can be primarily attributed to professional fees related to ongoing regulatory requirements.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended May 31, 2015 and 2014.

Cash Flow from Financing Activities

During the three months ended May 31, 2015, the Company did not receive or use any cash in financing activities. During the three months ended May 31, 2014, our company received $19,500 in cash in financing activities due from proceeds from the issuance of common shares.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended February 28, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to cover operating costs or raised enough funds. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investment by our sole director and officer. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended May 31, 2015.

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
TIXFI INC.
(Registrant)

Dated: July 15, 2015	/s/ Paula Martin
Paula Martin
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)