Form 10-Q
period 2015-08-31
TIXFI INC.
filed 2015-10-09
CIK 1605024

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

206-395-3549
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

As of October 9, 2015, there 7,475,000 shares of the issuer’s common stock, par value $0.001, outstanding.

TIXFI INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's form 10-K for year ended February 28, 2015 filed with the SEC on May 29, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ending February 29, 2016.

TIXFI INC.

INDEX TO CONDENSED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

August 31, 2015

TIXFI INC.
Condensed Balance Sheets

	August 31,	February 28,
	2015	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$6,576	$27,114
Inventory	9,211	-
Prepaid expenses	8,333	-
Total current assets	24,120	27,114

Total Assets	$24,120	$27,114

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$27,149	$10,294
Total Liabilities	27,149	10,294

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
7,475,000 and 7,475,000 issued and outstanding, respectively	7,475	7,475
Additional paid-in capital	52,025	52,025
Accumulated deficit	(62,529)	(42,680)
Total stockholders' equity (Deficit)	(3,029)	16,820

Total Liabilities and Stockholders' Equity (Deficit)	$24,120	$27,114

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2015	2014	2015	2014

Revenue	$7,450	$20,241	$7,450	$27,640
Cost of Goods Sold	7,259	17,899	7,259	23,985
Gross Profit	191	2,342	191	3,655

Operating Expenses
General and administrative	4,392	2,041	4,551	2,128
Professional fees	5,917	9,890	15,489	15,093
Total Operating Expenses	10,309	11,931	20,040	17,221

Loss before income taxes	(10,118)	(9,589)	(19,849)	(13,566)
Provision for income taxes	-	-	-	-

Net Loss	$(10,118)	$(9,589)	$(19,849)	$(13,566)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	7,475,000	5,975,000	7,475,000	5,640,489

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	August 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(19,849)	$(13,566)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Inventory	(9,211)	(6,909)
Prepaid expenses	(8,333)	4,077
Accounts payable and accrued liabilities	16,855	5,960
Net cash used in operating activities	(20,538)	(10,438)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	19,500
Net cash provided by financing activities	-	19,500

Net (decrease) increase in cash and cash equivalents	(20,538)	9,062
Cash and cash equivalents at beginning of period	27,114	5,000

Cash and cash equivalents at end of period	$6,576	$14,062

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TIXFI INC.
Notes to the Financial Statements
August 31, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TIXFI INC. (the “Company”) is a Nevada corporation incorporated on January 27, 2014.  It is based in Seattle, WA, USA.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is February 28.

The Company operates as sports and entertainment ticket broker. To date, the Company’s activities have been limited to the purchase and resale of tickets for concerts, sporting and other entertainment events and the raising of equity capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended August 31, 2015 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended February 28, 2015 contained in the Company's form 10-K filed with SEC on May 29, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $6,576 and $27,114 in cash and cash equivalents as at August 31, 2015 and February 28, 2015, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. We classify inventory into various categories based upon their stage in the product life cycle, future marketing sales plans and disposition process. As at August 31, 2015 and 2014, the Company had unsold tickets of $9,211 and $0, respectively.

Recent Accounting Pronouncements

Management has considered all recent other accounting pronouncements recently issued. The Company’s management believes that these recent pronouncements do not have significant impact on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the six months ended August 31, 2015, the Company generated revenue of $7,450 and had a net loss from operations of $19,849. As at August 31, 2015, the Company has an accumulated deficit of $62,529 since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending February 28, 2016.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 - EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as at August 31, 2015 and February 28, 2015.

Common Shares

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During year ended February 28, 2015, the Company issued 2,475,000 shares to 28 unaffiliated investors for $49,500 cash.

During the six months ended August 31, 2015, the Company did not issue any common shares.

As at August 31, 2015 and February 28, 2015, the Company had 7,475,000 common shares issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no events have occurred that require disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus, Form 424(B)(2), as filed on September 29, 2014.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Tixfi,” “we,” “us,” or “our” are to Tixfi Inc.

Corporate Overview

Tixfi Inc. was incorporated in the State of Nevada on January 27, 2014, and the Company’s fiscal year end is February 28. The Company's administrative address is 6517 Palatine North, Seattle, WA 98103. The address of the Company’s agent for service in Nevada and registered corporate office is Corporate Direct, Inc., 2248 Meridian Blvd., Ste H, Minden, NV 89128. The telephone number is 206-395-3549.

Tixfi Inc. has nominal revenues to date, and has only limited cash on hand.  We have relied largely upon the sale of our securities for funding.

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

Results of Operations

The following table provides selected financial data about our company for the period ended August 31, 2015 and the year ended February 28, 2015.

	August 31, 2015	February 28, 2015
Cash	$6,576	$27,114
Total Assets	$24,120	$27,114
Total Liabilities	$27,149	$10,294
Stockholders’ Equity (Deficit)	$(3,029)	$16,820

Our decrease in cash of $20,538 can be attributed to cash used in operating expenses.

Three months ending August 31, 2015 and 2014:

The following summary of our results of operations, for the three months ended August 31, 2015, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Three Months Ended
	August 31,
	2015	2014

Revenue	$7,450	$20,241
Cost of Goods Sold	7,259	17,899
Gross Profit	191	2,342

Operating Expenses
General and administrative	4,392	2,041
Professional fees	5,917	9,890
Total Operating Expenses	10,309	11,931

Loss before income taxes	(10,118)	(9,589)
Provision for income taxes	-	-

Net Loss	$(10,118)	$(9,589)

For the three months ended August 31, 2015, we had revenue of $7,450, cost of goods sold of $7,259 and a gross profit of $191, compared to revenue of $20,241, cost of goods sold of $17,899 and a gross profit of $2,342 for the three months ended August 31, 2014. The Company generated less revenue for the current period due to the change in management on January 7, 2015 and the fact it has taken the new President longer than expected to transition into her new role.

For the three months ended August 31, 2015, we incurred $4,392 in general and administrative expenses and $5,917 in professional fees, resulting in an operating and net loss of $10,118, compared to $2,041 general and administrative expenses, $9,890 professional fees and net loss of $9,589 for the three months ended August 31, 2014. The increase in general and administrative expenses is primarily due to $2,500 OTC application fee incurred during the quarter. The company’s professional fees can primarily be attributed to ongoing regulatory requirements.

Six months ending August 31, 2015 and 2014:

The following summary of our results of operations, for the six months ended August 31, 2015, should be read in conjunction with our financial statements, as included in this Form 10-Q.

	Six Months Ended
	August 31,
	2015	2014

Revenue	$7,450	$27,640
Cost of Goods Sold	7,259	23,985
Gross Profit	191	3,655

Operating Expenses
General and administrative	4,551	2,128
Professional fees	15,489	15,093
Total Operating Expenses	20,040	17,221

Loss before income taxes	(19,849)	(13,566)
Provision for income taxes	-	-

Net Loss	$(19,849)	$(13,566)

For the six months ended August 31, 2015, we had revenue of $7,450, cost of goods sold of $7,259 and a gross profit of $191, compared to revenue of $27,640, cost of goods sold of $23,985 and a gross profit of $3,655 for the six months ended August 31, 2014. The Company generated less revenue for the current period due to the change in management on January 7, 2015 and the fact it has taken the new President longer than expected to transition into her new role.

For the six months ended August 31, 2015, we incurred $4,551 in general and administrative expenses and $15,489 in professional fees, resulting in an operating and net loss of $19,849, compared to $2,128 general and administrative expenses, $15,093 professional fees and net loss of $13,566 for the six months ended August 31, 2014. The increase in general and administrative expenses is primarily due to $2,500 OTC application fee incurred during the quarter. The company’s professional fees can primarily be attributed to ongoing regulatory requirements.

Liquidity and Capital Resources

Currently we feel we have sufficient capital to fund our operations and business development for the next 12 months.

To date we have had minimal develop of our business and principal plan of operations and thus our expenses have been primarily for professional fees related to our ongoing regulatory expenses.

As at August 31, 2015, our cash balance was $6,576 and we had current liabilities $27,149.

We had no material commitments for capital expenditures as of August 31, 2015.

We have no known demands or commitments, and we are not aware of any events or uncertainties as of August 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Working Capital

	August 31, 2015	February 28, 2015
Current Assets	$24,120	$27,114
Current Liabilities	27,149	10,294
Working Capital	$(3,029)	$16,820

Cash Flows

	Six Months Ended
	August 31,
	2015	2014
Cash Flows used in Operating Activities	$(20,538)	$(10,438)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	-	19,500
Net Increase in Cash During Period	$(20,538)	$9,062

As at August 31, 2015, our company’s cash balance was $6,576 compared to $27,114 as at February 28, 2015 and our total assets were $24,120 compared with $27,114 as at February 28, 2015. The decrease in cash and total assets was primarily due to cash used in professional fees related to ongoing regulatory requirements.

As at August 31, 2015, our company had total liabilities of $27,149 compared with total liabilities of $10,294 as at February 28, 2015.

As at August 31, 2015, our company had capital deficiency of $3,029 compared with working capital of $16,820 as at February 28, 2015. The decrease in working capital was primarily attributed to increased cash used for operating expenses during the quarter.

Cash Flow from Operating Activities

During the six months ended August 31, 2015, our company used $20,538 cash in operating activities, compared to $10,438 cash used during the six months ended August 31, 2014. The increase cash used from operating activities can be primarily attributed to professional fees related to ongoing regulatory requirements.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended August 31, 2015 and 2014.

Cash Flow from Financing Activities

During the six months ended August 31, 2015, the Company did not receive or use any cash in financing activities. During the six months ended August 31, 2014, our company received $19,500 in cash in financing activities due from proceeds from the issuance of common shares.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended August 31, 2015, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue unregistered equity securities during the period ended August 31, 2015.

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
TIXFI INC.
(Registrant)

Dated: October 9, 2015	/s/ Paula Martin
Paula Martin
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)