Form 10-Q
period 2015-11-30
TIXFI INC.
filed 2016-01-14
CIK 1605024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-197094

TIXFI, INC

 (Exact name of registrant as specified in its charter)

Nevada	46-4724127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13355 Moss Rock Dr., Auburn, CA	95602
(Address of principal executive offices)	(Zip Code)

(415) 226-7773
(Registrant’s telephone number, including area code)

Not applicable.
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, issued and outstanding on January 8, 2015 was 12,485,000 shares.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report includes forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. You should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual result

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TIXFI INC.
Condensed Balance Sheets

	November 30,	February 28,
	2015	2015
	(Unaudited)

ASSETS
Current Assets
Cash	$6,777	$27,114
Prepaid expenses	5,833	-
Total current assets	12,610	27,114

Total Assets	$12,610	$27,114

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$5,422	$10,294
Total Liabilities	5,422	10,294

Stockholders' Equity (Deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
7,475,000 and 7,475,000 issued and outstanding, respectively	7,475	7,475
Additional paid-in capital	79,525	52,025
Accumulated deficit	(79,812)	(42,680)
Total stockholders' equity (Deficit)	7,188	16,820

Total Liabilities and Stockholders' Equity (Deficit)	$12,610	$27,114

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIXFI INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2015	2014	2015	2014

Revenue	$3,180	$19,846	$10,630	$47,486
Cost of Goods Sold	2,862	18,928	10,121	42,913
Gross Profit	318	918	509	4,573

Operating Expenses
General and administrative	6,814	104	11,365	2,231
Professional fees	10,787	5,815	26,276	20,908
Total Operating Expenses	17,601	5,919	37,641	23,139

Loss before income taxes	(17,283)	(5,001)	(37,132)	(18,566)
Provision for income taxes	-	-	-	-

Net Loss	$(17,283)	$(5,001)	$(37,132)	$(18,566)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	7,475,000	6,436,538	7,475,000	5,903,909

The accompanying notes are an integral part of these unaudited condensed financial statements.

TIXFI INC.
Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	November 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(37,132)	$(18,566)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in assets and liabilities:
Accounts receivable	-	(3,920)
Inventory	-	(4,642)
Prepaid expenses	(5,833)	4,077
Accounts payable and accrued liabilities	(4,872)	24
Net cash used in operating activities	(47,837)	(23,027)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	49,500
Short-Term Loan from related party	27,500	-
Net cash provided by financing activities	27,500	49,500

Net (decrease) increase in cash and cash equivalents	(20,337)	26,473
Cash and cash equivalents at beginning of period	27,114	5,000

Cash and cash equivalents at end of period	$6,777	$31,473

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for tax	$-	$-

Non-Cash Financing Transactions
Related party debt forgiven to paid in capital	$27,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

 TIXFI INC.
Notes to the Financial Statements
November 30, 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TIXFI, INC. (“we,” “us,” “our,” or the “Company”) is a Nevada corporation incorporated on January 27, 2014.  The Company operates as a sports and entertainment ticket broker whereby it purchases and resells tickets for concerts, sporting and other entertainment events. Following its December 21, 2015 acquisition of a 100% ownership interest of Insight Innovators, B.V., a Dutch corporation (“Insight”), the Company became an enterprise software company that developed, and is currently marketing and seeking license opportunities for a next-generation Identity and Access Management enterprise solution designed to manage large volumes of users and access rights over various applications in hybrid environments (cloud and on-premises). See Note - 6 - Subsequent Events.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended November 30, 2015 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended February 28, 2015 contained in the Company's form 10-K filed with SEC on May 29, 2015.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $6,777 and $27,114 in cash and cash equivalents as at November 30, 2015 and February 28, 2015, respectively.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. We classify inventory into various categories based upon their stage in the product life cycle, future marketing sales plans and disposition process. As at November 30, 2015 and 2014, the Company did not have any unsold tickets.

Recent Accounting Pronouncements

Management has considered all recent other accounting pronouncements recently issued. The Company’s management believes that these recent pronouncements do not have significant impact on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During the nine months ended November 30, 2015, the Company generated revenue of $10,630 and had a net loss from operations of $37,132. As at November 30, 2015, the Company has an accumulated deficit of $79,812 since inception. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending February 29, 2016.

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

NOTE 4 – RELATED PARTY

During the three months ended November 30, 2015, the Company’s sole officer and director loaned the Company $27,500 and the full amount was forgiven and recorded to additional paid in capital.

NOTE 5 - EQUITY

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as at November 30, 2015 and February 28, 2015. On December 21, 2015 the Company issued 807,568 shares of Series A Preferred Stock. See Note - 6 - Subsequent Events.

Common Shares

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During year ended February 28, 2015, the Company issued 2,475,000 shares to 28 unaffiliated investors for $49,500 cash.

During the nine months ended November 30, 2015, the Company did not issue any shares of its common stock.

As at November 30, 2015 and February 28, 2015, the Company had 7,475,000 shares of common stock issued and outstanding.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6 -   SUBSEQUENT EVENTS

On December 21, 2015 (the “Effective Date”), we entered into and closed on a share exchange agreement (the “Share Exchange Agreement”) with Insight and its shareholders. Pursuant to the terms of the Share Exchange Agreement, as of the Effective Date, we agreed to issue 9,330,000 shares of our unregistered common stock to the shareholders of Insight in exchange for 40,074 shares of its common stock, representing 100% of its issued and outstanding common stock (the “Share Exchange”) and assume $46,000 of Insight’s debts. In conjunction with the Share Exchange, we purchased 2,000,000 shares of our common stock from our former Chief Executive Officer and sole director, for a price of approximately $0.075 per share (an aggregate of $150,000) pursuant to the terms of a Stock Redemption Agreement dated December 21, 2015 (the “Stock Redemption Agreement”). In addition, pursuant to the terms and conditions of a Spin-Off Agreement dated December 21, 2015 (the “Spin-Off Agreement”), our former Chief Executive Officer and sole director acquired all assets and liabilities related to our online ticket brokerage business in exchange for the cancellation by our former Chief Executive Officer and sole director of 3,000,000 shares of our common stock she held.

Arend Dirk Verweij was appointed as our Chief Executive Officer and Chief Financial Officer, and a director, and in connection with the Share Exchange, Eagle Consulting LLC (“Eagle”), a company owned or controlled by Mr. Verweij, received 3,110,000 shares of our common stock in exchange for 13,358 shares of common stock of Insight owned by Eagle.  Further, Geurt van Wijk was appointed as our Chief Operating Officer and a director, and in connection with the Share Exchange, Berlisa B.V. (“Berlisa”), a company owned or controlled by Mr. van Wijk, received 3,110,000 shares of our common stock in exchange for 13,358 shares of Insight owned by Berlisa. Remy de Vries was appointed as our Chief Technology Officer and in connection with the Share Exchange, Sterling Skies B.V. (“Sterling”), a company owned or controlled by Mr. de Vries, received 3,110,000 shares of our common stock in exchange for 13,358 shares of Insight previously by Sterling. Messrs. Verweij, van Wijk and de Vries’ each own approximately 24.9% of our issued and outstanding shares of common stock, aggregating, approximately 74.73% thereof.

We have entered into employment agreements with the three founders of Insight, Messrs Verweij, van Wijk and de Vries pursuant to the terms of employment agreements dated December 21, 2015 discussed below (collectively, the “Employment Agreements”).

Merger Financing and Private Placements

Securities Purchase Agreement – Series A Preferred Stock
As of the Effective Date and pursuant to a Securities Purchase Agreement, entered into among the Company and five investors who are unrelated parties (the “Preferred Stock SPA”), we issued an aggregate of 807,568 shares of our Series A Preferred stock, par value $0.001 per share (“Series A Preferred”) in exchange for the consideration described below. The designations, rights and preferences of the Series A Preferred are discussed below.
We agreed to issue an aggregate of 551,180 shares (110,236 shares each) of our Series A Preferred in exchange for a $500,000 aggregate principal amount 8% convertible promissory note previously issued by Insight to five investors that we assumed as of the Effective Date (the “8% Convertible Notes”). The 8% Convertible Notes were cancelled upon issuance of the Series A Preferred. The holders of the 8% Convertible Notes previously advanced $250,000 to Insight under those notes and agreed to advance an additional aggregate amount of $250,000 to us within 30 days of the Effective Date under the terms of the Preferred Stock SPA which revised the schedule of advances under the 8% Convertible Notes. In addition, we agreed to issue an aggregate of 256,388 shares (64,097) of Series A Preferred to four investors in exchange for an aggregate of $307,802 in cash.  Of this amount, $111,802 had been previously been advanced on behalf of both Insight and us, and $196,000 was paid to us or on our behalf on the Effective Date.
In addition, we agreed to provide the purchasers of the Series A Preferred the right to participate in our future offerings  of securities for a period of three years after the Effective Date excluding issuances of our common stock to our employees, officers or directors pursuant to any stock or option plan duly adopted for such purpose by the Board of Directors and the vote of at least one independent member of the Board of Directors but in no event greater than 15% our outstanding common stock. Further, Holders of at least 51% of the outstanding Series A Preferred shall have the right to designate one director (the “Series A Board Member”) to the Board of Directors and the Company shall cause the Series A Board Member (and any replacement director designated by such holders of the Series A Preferred from time to time) to be elected to, and remain a member of, the Board of Directors.  The Series A Board Member shall be an individual reasonably satisfactory to us.  Also, we agreement that we would not permit the removal or replacement of the Series A Board Member without the consent of at least 51% of the outstanding Series A Preferred.

The Preferred Stock SPA further restricts us, for a period of three years after the Effective Date or so long as there are outstanding at least 10% of the authorized shares of the Series A Preferred, whichever occurs first, from amending the employment agreements with Messrs. Verweij, van Wijk and de Vries unless (i) the holders of at least 51% in stated value of the then outstanding shares of Series A Preferred shall have given prior written consent, or (ii) such amendment is approved by a majority of our independent directors.

Securities Purchase Agreement – 10% Insight Note

As of the Effective Date and pursuant to that certain Securities Purchase Agreement dated December 21, 2015 (the “Convertible Note SPA”) we entered into with an unrelated third party, we issued a $500,000 principal amount 10% convertible note (the “10% TXFX Convertible Note”) in exchange for a $500,000 principal amount 10% convertible note issued by Insight to that investor (the “10% Insight Convertible Note”). The holder of the 10% Insight Convertible Note previously advanced $300,000 to Insight under that note and advanced an additional $200,000 to us on the Effective Date under the terms of the Convertible Note SPA.  The holder of the 10% TXFX Convertible Note has the right to purchase another convertible note having the same features as the 10% TXFX Convertible Note if the holder exercises such right within 90 days of the Effective Date.
The features of our 10% TXFX Convertible Note include:

Interest. The note bears interest at an annual rate of 10.00% on the principal balance, payable at maturity on May 1, 2017, or at any earlier conversion date. Interest is payable in cash, or at the holder’s option, such interest may be accreted to, and increase, the outstanding principal amount of the note.

Liquidation Preference. Upon a liquidation event, the Company shall first pay to the holder of the 10% TXFX Convertible Note the principal amount owing, plus all accrued and unpaid interest, and any other fees or liquidated damages then due and owing thereon. After full payment of the liquidation preference amount to the holders of the 10% TXFX Convertible Note, the Company will then distribute the remaining assets to holders of common stock, other junior securities (if any). The 10% TXFX Convertible Notes is intended to rank senior to our common stock or any equivalents thereof, or any preferred stock we may designate, including the Series A Preferred, in respect of any dividends or distributions many in respect thereof.

Optional Conversion. The holder of the 10% TXFX Convertible Note may at any time convert the amount due under the 10% TXFX Convertible Note into shares of common stock (“Conversion Shares”) at a conversion price (“Conversion Price”) equal to the product of 75% multiplied by volume weighted average price of our common stock for ten (10) trading days immediately prior to the applicable conversion date, subject to adjustment provided in the 10% TXFX Convertible Note, but in no event: (i) lower than $4,000,000 divided by the total number of shares of common stock outstanding immediately prior to the conversion date; or (ii) greater than $12,000,000 divided by the total number of shares of common stock outstanding immediately prior to the conversion date.

Mandatory Conversion.  The 10% TXFX Convertible Note shall automatically convert into shares of our common stock at the Conversion Price without any action of the holder upon the occurrence of any of the following events after the closing date of the Share Exchange: (i) the completion of a public offering of our securities for gross proceeds of at least $5,000,000 pursuant to an effective registration statement under the Securities Act; or (ii) if we complete one or more financing transactions for gross proceeds of at least $5,000,000.

Ownership Limitations. The 10% TXFX Convertible Note is not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the conversion of the 10% TXFX Convertible Note or otherwise would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days’ notice to us.

Certain Adjustments. The conversion price of the Series A Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

Negative Covenants. As long as the 10% TXFX Convertible Note is outstanding, unless the holders of at least 75% of the then outstanding principal amount of the 10% TXFX Convertible Note shall have otherwise given prior written consent, we agreed that we will not amend our charter documents and bylaws in any manner that materially and adversely affects any rights of the holder, repurchase our common stock or certain other securities, pay dividends or distributions on any securities junior to the 10% TXFX Convertible Note,  sell, lease or otherwise dispose of any significant portion of our assets outside the ordinary course of business or enter into any agreement with respect to any of the foregoing.

Redemption Upon Triggering Events. If we fail to meet our obligations under the terms of the 10% TXFX Convertible Note, it will become immediately due and payable and subject to penalties provided for within the note.

Consulting Agreement

As of the Effective Date, we entered into a consulting agreement (the “Consulting Agreement”) with an unrelated third party to assist in the review of our business, operations, financial performance and development initiatives to provide advice to the Company in connection with capital raise transactions and formulation of strategies and introduction to prospective private institutional financial investors. We issued the consultant 680,000 shares of our common stock as consideration for its services under the Consulting Agreement.

On December 16, 2015, we filed a Certificate of Designation of Preferences, Rights and Limitations of Series A preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 808,000 shares of our previously authorized $.001 par value preferred stock as the Series A Preferred. The Certificate of Designation and its filing was approved by our board of directors as of December 16, 2015 without shareholder approval as provided for in our articles of incorporation and under Nevada law.

The designations, rights and preferences of the Series A Preferred include:

•	the stated value of the Series A Preferred is $1.00 per share.

•
the shares have no voting rights, provided, however, that for so long as any shares are outstanding, we many not, without the affirmative vote of at least 51% of the then outstanding shares of the Series A Preferred, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred or alter or amend the Certificate of Designation, (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation (as defined) senior to, or otherwise in pari passu with, the Series A Preferred, (c) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series A Preferred, or (e) enter into any agreement with respect to any of the foregoing.

•
each share is convertible at the option of the holder based upon a conversion price of $.1778 into shares of our common stock at any time. The rate of conversion is subject to adjustment as discussed below.

•
Upon our liquidation, dissolution or winding-up, the holders will be entitled to receive out of our assets, whether capital or surplus, an amount equal to the stated value per share, $1.00, plus any accrued and unpaid dividends thereon.

•
the conversion price of the Series A Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events by adjustment of the conversion price by its multiplication by a fraction the numerator of which is the number of shares of common stock outstanding immediately before such event, and the denominator of which is the number of shares outstanding immediately after such event.

•
If, at any time while the Series A Preferred is outstanding, the Company or any subsidiary, as applicable sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than a conversion price then in effect for any of the Series A Preferred, as adjusted, then the conversion price for shares of Series A Preferred shall be reduced to equal the lower issuance price.

 As long as any shares of Series A Preferred are outstanding, unless the holders of at least 51% in Stated Value of the then outstanding shares of such Series A Preferred shall have given prior written consent, the Corporation shall not, and shall not permit any Subsidiary to, directly or indirectly:

a) The Company shall be prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents (or a combination of units thereof) involving a variable rate transaction. “Variable Rate Transaction” means a transaction in which the Company (i) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock or (ii) enters into any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price.

Management has evaluated subsequent events through the date these financial statements were available to be issued.  Based on our evaluation no additional events have occurred that require disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

 The Company operates as a sports and entertainment ticket broker whereby it purchases and resells tickets for concerts, sporting and other entertainment events. Following its December 21, 2015 acquisition of a 100% ownership interest of Insight Innovators, B.V., a Dutch corporation (“Insight”), the Company became an enterprise software company that developed, and is currently marketing and seeking license opportunities for a next-generation Identity and Access Management enterprise solution designed to manage large volumes of users and access rights over various applications in hybrid environments (cloud and on-premises).

Pursuant to the Share Exchange Agreement dated as of December 21, 2015 (the “Effective Date”), we agreed to issue 9,330,000 shares of our unregistered common stock to the shareholders of Insight in exchange for 40,074 shares of its common stock, representing 100% of its issued and outstanding common stock (the “Share Exchange”) and assume $46,000 of Insight’s debts. In conjunction with the Share Exchange, we purchased 2,000,000 shares of our common stock from our former Chief Executive Officer and sole director, for a price of approximately $0.075 per share (an aggregate of $150,000). In addition,  our former Chief Executive Officer and sole director acquired all assets and liabilities related to our online ticket brokerage business in exchange for the cancellation by our former Chief Executive Officer and sole director of 3,000,000 shares of our common stock she held.

Arend Dirk Verweij was appointed as our Chief Executive Officer and Chief Financial Officer, and a director, and in connection with the Share Exchange. Eagle Consulting LLC (“Eagle”), a company owned or controlled by Mr. Verweij, received 3,110,000 shares of our common stock in exchange for 13,358 shares of common stock of Insight owned by Eagle.  Further, Geurt van Wijk was appointed as our Chief Operating Officer and a director, and in connection with the Share Exchange, Berlisa B.V. (“Berlisa”), a company owned or controlled by Mr. van Wijk, received 3,110,000 shares of our common stock in exchange for 13,358 shares of Insight owned by Berlisa. Remy de Vries was appointed as our Chief Technology Officer and in connection with the Share Exchange. Sterling Skies B.V. (“Sterling”), a company owned or controlled by Mr. de Vries, received 3,110,000 shares of our common stock in exchange for 13,358 shares of Insight. Messrs. Verweij, van Wijk and de Vries’ each own approximately 24.9% of our issued and outstanding shares of common stock, aggregating, approximately 74.73% thereof.

We have entered into employment agreements with the three founders of Insight, Messrs Verweij, van Wijk and de Vries pursuant to the terms of employment agreements dated December 21, 2015.

Merger Financing and Private Placements

Securities Purchase Agreement – Series A Preferred Stock
As of the Effective Date and pursuant to a Securities Purchase Agreement, entered into among the Company and five investors who are unrelated parties (the “Preferred Stock SPA”), we issued an aggregate of 807,568 shares of our Series A Preferred stock, par value $0.001 per share (“Series A Preferred”) in exchange for a $500,000 aggregate principal amount 8% convertible promissory note previously issued by Insight to five investors. The 8% Convertible Notes were cancelled upon issuance of the Series A Preferred. The holders of the 8% Convertible Notes previously advanced $250,000 to Insight under those notes and agreed to advance an additional aggregate amount of $250,000 to us within 30 days of the Effective Date under the terms of the Preferred Stock SPA. In addition, we agreed to issue an aggregate of 256,388 shares (64,097 each) of our Series A Preferred to four investors in exchange for an aggregate of $307,802 in cash.  Of this amount, $111,802 had been previously been advanced on behalf of both Insight and us, and $196,000 was paid to us or on our behalf on the Effective Date. Each share of Series A Preferred is convertible at the option of the holder based upon a conversion price of $.1778 per share, subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.
Securities Purchase Agreement – 10% Insight Note

As of the Effective Date and pursuant to that certain Securities Purchase Agreement dated December 21, 2015 (the “Convertible Note SPA”) we entered into with an unrelated third party, we issued a $500,000 principal amount 10% convertible note (the “10% TXFX Convertible Note”) in exchange for a $500,000 principal amount 10% convertible note issued by Insight to that investor (the “10% Insight Convertible Note”). The holder of the 10% Insight Convertible Note previously advanced $300,000 to Insight under that note and advanced an additional $200,000 to us on the Effective Date under the terms of the Convertible Note SPA.  The holder of the 10% TXFX Convertible Note has the right to purchase another convertible note having the same features as the 10% TXFX Convertible Note if the holder exercises such right within 90 days of the Effective Date.  The holder of the 10% TXFX Convertible Note may at any time convert the amount due under the 10% TXFX Convertible Note into shares of our common stock at a conversion price equal to the product of 75% multiplied by volume weighted average price of our common stock for ten (10) trading days immediately prior to the applicable conversion date, subject to adjustment provided in the 10% TXFX Convertible Note, but in no event: (i) lower than $4,000,000 divided by the total number of shares of common stock outstanding immediately prior to the conversion date; or (ii) greater than $12,000,000 divided by the total number of shares of common stock outstanding immediately prior to the conversion date.  The 10% TXFX Convertible Note shall automatically convert into shares of our common stock at the Conversion Price without any action of the holder upon the occurrence of any of the following events after the closing date of the Share Exchange: (i) the completion of a public offering of our securities for gross proceeds of at least $5,000,000 pursuant to an effective registration statement under the Securities Act; or (ii) if we complete one or more financing transactions for gross proceeds of at least $5,000,000. The conversion price of the Series A Preferred is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

Consulting Agreement

As of the Effective Date, we entered into a consulting agreement (the “Consulting Agreement”) with an unrelated third party to assist in the review of our business, operations, financial performance and development initiatives to provide advice to the Company in connection with capital raise transactions and formulation of strategies and introduction to prospective private institutional financial investors. We issued the consultant 680,000 shares of our common stock as consideration for its services under the Consulting Agreement.

Results of Operations for the three and nine months ended November 30, 2015 and November 30, 2014

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Quarterly Report.

Revenue. Revenues decreased $16,666 to $3,180 for the three months ended November 30, 2015 compared to $19,846 for the same period in 2014. Revenues decreased $36,856 to $10,630 for the nine months ended November 30, 2015 compared to $47,486 for the same period in 2014. We do not expect an increase in revenues from this line of our business as a result of our acquisition of Insight and the sale of our online ticket brokerage business discussed above.

Cost of Goods Sold. The cost of goods sold decreased by $16,066 to $2,862 for the three months ended November 30, 2015 compared to $18,928 for the same period in 2014. The cost of goods sold decreased by $32,792 to $10,121 for the nine months ended November 30, 2015 compared to and $42,913 for the same period in 2014. The decrease was a result of a reduction in our purchases of tickets that corresponded to the decrease in revenues discussed above.

Operating Expenses. Operating expenses increased by $11,682 to $17,601 for the three months ended November 30, 2015 compared to $5,919 in the same period in 2014 and increased by $14,502 to $37,641 for the nine months ended November 30, 2015 compared to $23,139 for the same period in 2014.

Net Loss. The net loss increased by $12,282 to $17,283 for the three months ended November 30, 2015 compared to a net loss of $5,001 for the same period in 2014 and increased by $18,566 to $37,132 for the nine months ended November 30, 2015 compared to a net loss of $18,566 in the same period in 2014. The increases in operating loss were due to increases in operating expenses discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had cash of $6,777 as of November 30, 2015.

At November 30, 2015 current assets exceeded current liabilities creating a positive working capital of $7,188.  At February 28, 2015 current assets exceeded current liabilities creating a positive working capital balance of $16,820.

Net cash used in operating activities was $47,837 and $23,027 for the nine months ended November 30, 2015 and November 30, 2014, respectively and was primarily a result a net loss $37,132 and $18,566 for the three and nine months ended November 30, 2015 and 2014.

Net cash provided by financing activities was $27,500 for the nine months ended November 30, 2015 as a result of a related party short term loan and $49,500 for the nine months ended November 30, 2014, related to the proceeds from the issuance of our common stock.

Cash Requirements

We do not have sufficient liquidity to satisfy our cash requirements to operate our business and elected to acquire Insight as a means to expand our business and facilitate our efforts to raise additional capital in order to expand Insight’s business. Any issuance of equity securities will result in dilution to our stockholders. Issuance of debt or convertible securities could also involve substantial dilution to our stockholders or operational and financial covenants that might inhibit our ability to follow our business plan. Additional financing may not be available in amounts or on terms acceptable to us or at all.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly, we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Related Party Transactions

During the three months ended November 30, 2015, our sole officer and director loaned us $27,500 and the full amount was forgiven and recorded to additional paid in capital.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information under Item 3.

 ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, November 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Arend D. Verweij, the certifying officer. Based upon that evaluation, our certifying officer concluded that as of the end of the period covered by this report, November 30, 2015, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our certifying officers further concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and are also ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

Based on the evaluation described above, our certifying officers have concluded that, as of November 30, 2015, our disclosure controls and procedures were not effective because we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the three months ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
2.1
Share Exchange Agreement dated as of December 21, 2015 by and among TiXFi, Inc., Paula Martin,  Insight Innovators, Inc. and its shareholders (Incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015).

3.1	Certificate of Designation of Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015).
4.1
Convertible Promissory Note between TiXFI, INC. and Susanna Forest dated December 21, 2015 (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015).

10.1
Stock Redemption Agreement dated as of December 21, 2015, by and between TiXFi, Inc. and Paula Martin (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015).

10.2
Spin-Off Agreement dated as of December 21, 2015, by and between TiXFi, Inc. and Paula Martin (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015).

10.3
Series A Preferred Stock Securities Purchase Agreement dated as of December 21, 2015, by and between TiXFi, Inc. and buyers identified on the signature pages to such agreement (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015).

10.4
10% Convertible Note Securities Purchase Agreement dated as of December 21, 2015, by and between TiXFi, Inc. and Susanna Forest (Incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015).

10.5
Consulting Services Agreement entered into as of December 21, 2015 by and between TiXFi, Inc. and Newbridge Financial Services, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015)

10.6†
Employment Agreement between TiXFi, Inc. and Arend Dirk Vereij dated as of December 21, 2015 (Incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015).

10.7†
Employment Agreement between TiXFi, Inc. and Geurt van Wijk dated as of December 21, 2015 (Incorporated by reference to Exhibit 10.7 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015).

10.8†
Employment Agreement between TiXFi, Inc. and Remy de Vries dated as of December 21, 2015 (Incorporated by reference to Exhibit 10.8 to the Company’s current report on Form 8-K as filed with the SEC on December 28, 2015).

31.1*	Section 302 Certificate of Chief Executive Officer.
32.1*	Section 906 Certificate of Chief Executive Officer and Chief Financial .

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TiXFi, Inc.

Date: January 14, 2016	By:	/s/ Arend D. Verweij
Arend D. Verweij
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)