Form 10-K
period 2015-12-31
IDdriven, Inc.
filed 2016-04-14
CIK 1605024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ______________.

Commission File No. 333-197094

IDdriven, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-4724127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13355 Moss Rock Dr., Auburn, CA	95602
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (480) 307-8700

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $0 as of the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 12, 2016, there were outstanding 75,310,000 shares of the registrant’s common stock, par value $0.001 per share.

IDdriven, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward looking statements that involve risks and uncertainties. All statements other than statements of historical fact contained in this Report on Form 10-K, including statements regarding future events, our future financial performance, business strategy, and plans and objectives for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Report on Form 10-K. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Report on Form 10-K to conform our statements to actual results or changed expectations.

PART I

ITEM 1 – BUSINESS

General

We are an enterprise software company that has developed and is now launching the next generation in identity and access management (“IAM”) enterprise solutions into a demand driven market. IAM is a solution that helps end-users to ensure that access across multiple technological environments is granted only to the right individuals. IAM solutions provide secure, identity-based access to various systems, applications, and information from any location. Thus, IAM solutions minimize the risk of fraudulent activities, thereby preventing the misuse of data. IAM solutions are being widely adopted by large and medium-scale enterprises as well as government departments.

Our flagship product — IDdriven — is designed to manage large volumes of users and access rights over various applications in hybrid environments (cloud and on-premise). IDdriven is a superior, next-gen hybrid cloud-based solution and the new state of the art software delivered as a service (Software as a Service or “SaaS”). It is dynamic, seamless, scalable, and flexible with the widest array of features. Its plug & play functionality enables a new, untapped small and medium-sized enterprises (SME) marketplace.

The Company is led by a senior management team with extensive experience in the Access governance and Identity Management market.

Market Overview

The highly fragmented, demand-driven IAM market is projected to double from $9.16 billion in 2014 to $18.30 billion in 2019, a 14.85% CAGR.  This growth is attributable to the growing cyber-security threat. This threat is contributing to the adoption of newer, more cost-effective IAM systems. Traditional IAM systems lack the flexibility and scalability of more advanced SaaS systems.

Based on the experience of our management team in the development of IAM solutions, we believe the market for IAM solutions continues to develop with new and innovative technologies emerging. In tandem, so does the realization that IAM is not just a technology concerned with security and control. We see IAM solutions being used to aid business agility – consolidating access and supporting collaboration, enabling new channels and anytime/anywhere access for everybody (across colleagues, partners and consumers).

According to a 2014 Verizon Data Breach Investigation Report, more than 16,000 incidents in the past year have been identified where sensitive information was unintentionally exposed. The data seems to suggest that highly repetitive and mundane business processes involving sensitive info are particularly error prone. Also, according to a publication of GovInfoSecurity, a provider of information on security, risk management, privacy and fraud, this pattern contains more incidents caused by business partners than any other. We believe these observations and our experience in this industry, supports the demand we expect for the IDdriven solution, which is dynamic, seamless, scalable, flexible, and offers the widest possible array of features and benefits.

Our industry experience also shows:

·	Whether through human error at the system administrator or end-user levels, deliberate or opportunistic employee theft, the insider threat facing all enterprises is acute. Limiting employee and contractor network access, to only the data that actively employed individuals need to fulfill their responsibilities, minimizes risk.

·	Enterprise awareness of the threat is rapidly growing, as major breaches occur almost daily, fueling demand for cost effective solutions that accommodate the ubiquitous convenience vs. security trade off.

Enterprises are challenged to manage access for their employees, externals, partners and suppliers. On top of that, company governance and compliance demand that they enforce business rules in both on-premises and cloud applications. IDdriven is plug & play and has the ability to make businesses compliant in a matter of minutes. It’s usable from any device, with seamless secure access to Cloud applications as well as on-premise applications.

While the IAM competition is being marginalized trying to port their programs to the cloud, IDdriven’s solution was built from scratch, in the cloud, and offers unrivalled functionality and simplicity of implementation. It also enables IDdriven to price competitively, while capable of delivering high gross margins, while providing a robust set of features and customer benefits.

A significant number of insider threat cases occur as a result of a gap between the information an employee needed to do their job and the information they had access to according to Eric Cole, a SANS Institute fellow and IT security author. "In most cases in the work I've done, usually about 70 percent of the information that an insider had access to they did not need to do their job."

Technology

We have been developing the IDdriven solution since our inception in 2013 utilizing the experience developed by our cofounders over their 60 years of combined IAM system experience.

IDENTITY MANAGEMENT AS A SERVICE (IDaaS) BY IDdriven

Cloud technology has become an important part of today’s businesses.  The increase in usage of cloud-based applications also requires a proper management of security and access rights in order to protect confidential information and the integrity of a networked computer system. While some companies have a partial solution in place for their on-premises-based applications, they lack the access control over cloud-based applications. IDdriven is an Identity and Access Management as a Service (IDaaS) product for managing both your on-premises and cloud applications from one central point.

Complete Identity and Access Management (“IAM”) Solution

IDdriven provides a complete IDaaS (Identity as a Service) solution. It supports the entire life cycle of users and provides the customer (IT Administrator or Risk Management Officer) with control at every stage of the process. It puts the customer in control over who can do what, why and from which location – and features robust reporting capability, access certification, self-service and real time provisioning to cloud and on-premises applications. IDdriven works in a hybrid world, so the customer can control applications and systems both on-premises and in the cloud.
IDdriven Key Advantages

·	Role Based Access Control (RBAC): for cloud applications as well as on-premise applications. IDdriven integrates with existing on-premise IAM systems to the Cloud via a comprehensive API, providing a hybrid solution.
·	Attribute Based Access Control: To assign and revoke accesses or licenses based on a user’s attributes.
·	Impact Analysis: Ability to perform an impact analysis on changes in the role model before being applied into the production environment.
·	License Management: IDdriven reports how many licenses (e.g. Office 365) are in use versus the amount being paid for and to whom they are assigned -- immediately lowering a company’s expenses. IDdriven can assign and revoke licenses to users through the RBAC system. Eventually, customers can also manage the modules assigned to a user for a specific license.
·	Zone Based Access Control (ZBAC): Allows access to defined applications as a function of customers’ physical location (based on their coordinates), and identifies which access rights they have within these applications.
·	Real time: All of the adjustments carried out real time, without the use of synchronization.
·	Completely Cloud based: No need for on-premise installations and capital expenditures.
·	Certification and recertification: Ensure the employees and partners have the correct access rights, and provides customers with the ability to generate reports on that data.
·	Active Directory Cleansing.
·	Self Service Module.
·	Impact Analysis Tool: IDdriven analyzes and shows customers the impact of proposed changes, before they are implemented.
·	Plug & Play: Up and running in a matter of minutes.

The IDdriven Difference

·	Our founders have over 60 years of combined IAM system experience.

·
We have built and managed our enterprise-class cloud IAM infrastructure from the ground up. We designed our own cloud  platform architecture for optimal scalability, flexibility, security, and high availability.

Marketing Strategy

 IDdriven uses different marketing channels to reach two different categories of customer:
·	Small & Medium Enterprises (SME) (<500 subscribers) – via direct web-based interaction; and
·	Large companies (500+) via channel partners.

IDdriven is a cost effective SaaS solution suitable to companies in all industries of any size. SME’s will be able to download IDdriven, pay with a credit card, to capitalize on the program’s simple, plug & play installation. Large companies typically use a channel partner for a more sophisticated implementation to utilize IDdriven’s advanced features not needed by SME’s.
We continue to build our already established brand within the IAM industry. Our Chief Technology Officer Remy de Vries actively maintains an excellent working relationship with the Microsoft Product Group since 2010.

We also work with our partners and customers for joint news releases and case studies. We will continue our internal marketing activities, including following editorial calendars of various trade and vertical publications, seeking speaking engagements for our CEO, and publishing industry articles.

Intellectual Property

We regard certain aspects of our internal operations, products, and documentation as proprietary and rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements, and nondisclosure agreements to protect our proprietary information. We do not currently hold any patents.

We cannot guarantee that our protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our system. Nonetheless, we intend to vigorously defend our proprietary technologies, trademarks, and trade secrets. We have required and will continue to require existing and future members of management, employees, and consultants to sign non-disclosure and invention assignment agreements for work performed on our behalf.

Although we have not historically sought any patent protection, we intend to secure appropriate national and international trademark protections with the intention of prosecuting any infringements. To date, we have solely relied on trade secrets, software security measures, and nondisclosure agreements to protect our proprietary information. We own registered trademarks for IDdriven from the Patent and Trademark Offices in The Netherlands, Belgium and Luxembourg. We are actively pursuing trademark registration elsewhere in Europe and in the USA.

We do not believe that our proprietary rights infringe the intellectual property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future technology or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation. Furthermore, our proposed future products and services may not be proprietary and other companies may already be providing these products and services.

Government Regulation

The security industry and consumer data privacy are subject to government regulation. Future changes in laws or regulations could require us to change the way we operate, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of any required operating permits and licenses. If laws and regulations change or we fail to comply in the future, our business, financial condition, and results of operations could be materially and adversely affected.

Employees

As of December 31, 2015, we have one employee in the United States and seven employees in the Netherlands. In additional we contract with a third-party software developers as needed for software development. Our future success will depend, in part, on our ability to attract, retain, and motivate highly qualified security, sales, marketing, technical and management personnel. From time to time, we employ independent consultants or contractors to support our development, marketing, sales and support, and administrative needs. Our employees are not represented by any collective bargaining unit.

Our History

We were incorporated in Nevada on January 27, 2014 under the name TiXFi, Inc. and engaged in buying and reselling tickets to end users. On December 21, 2015, we completed a reverse merger with Insight Innovators, B.V., a Dutch corporation (“Insight Innovators”), pursuant to which Insight Innovators became a wholly owned subsidiary of our company. Thereafter, we changed our name to IDdriven, Inc. After the reverse merger, we continued Insight Innovator’s historical and proposed business.

Our principal executive offices are located at 13355 Moss Rock Dr., Auburn, CA 95602. Our common stock is traded on the OTCQB Tier of the OTC Markets Group (OTCQB) under the trading symbol “IDDR.” Insight Innovators headquarters are located at Nijverheidsweg Noord 78, 3812PM Amersfoort, The Netherlands.

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports and other information with the Securities and Exchange Commission (the “SEC”). These reports can be obtained by accessing the SEC’s website at www.sec.gov. The public can also obtain copies by visiting the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. or by calling the SEC at 1-800-SEC-0330. We have a website located at www.iddriven.com. Information contained on our websites does not constitute a part of this Annual Report on Form 10-K.

ITEM 1A – RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of risk. You should carefully consider the following risk factors, together with all of the information included in this Report on Form 10-K before making an investment decision to buy our securities. We believe the risks and uncertainties described below are the most significant we face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition, or results of operations could be materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Risk Related to Our Business

Our Consolidated Financial Statements Contain A Going Concern Opinion.

Our consolidated financial statements for the year ended December 31, 2015 were prepared on a “going concern basis” and the audit report contains a “going concern qualification” (see the Audit Report on the Financial Statements for the year ended December 31, 2015 and Note 1 to those Financial Statements). Our consolidated financial statements assume we will continue as a going concern, but to be able to do so we will need to raise additional capital to fund our operations until positive operating cash flow is achieved. There can be no assurance that we will be able to raise sufficient additional capital to continue our operations.

We Have a Limited Operating History and Have Incurred Significant Net Losses Since Our Inception and May Not Be Able To Achieve Profitability On An Annual Basis In The Future.

We were incorporated on January 27, 2014 and operated as a sports and entertainment ticket broker for concerts, sporting and other entertainment events. On December 21, 2015 we acquired Insight Innovators, B.V. and continued its business of developing and launching, a next-generation identity and access management enterprise solution known as IDdriven.

We have not realized any revenues from sales or licensing of IDdriven and have incurred significant net losses since our inception. For the years ended December 31, 2015 and 2014, we incurred a net loss of approximately $1.2 million and earned net income of approximately $0.2 million, respectively, and had accumulated losses of approximately $1.0 million through December 31, 2015. Furthermore, because we have a limited operating history, you will have difficulty evaluating our business and future prospects and we cannot predict if we will achieve profitability in the near future or at all. The expected growth due to the recent launch of our flagship product, IDdriven, may not achieve the levels we expect and we may not generate sufficient revenue to achieve profitability. Our ability to achieve profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis and the growth of the identity and access management industry. If we are unable to achieve profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

We Need To Raise Significant Additional Funding.

At our current estimated burn rate, we have sufficient capital to continue our operations for only a short period of time. Accordingly, we must raise capital to continue as a going concern. Through the date of this report we have raised approximately $1.2 million through an offering of our Series A Preferred Stock and 10% Convertible Notes. In addition, in March, 2016, our Board of Directors approved raising up to $5.0 million through a private placement of our securities. We have not commenced this offering as of the date of this report. There is no assurance that we can raise additional funding to continue as a going concern or to operate profitably. Any inability to obtain additional financing when needed could require us to significantly curtail or cease operations.

Even if funding is available to us, we cannot assure investors that additional financing will be available on terms that are favorable to us or to our existing stockholders. Additional funding may be accomplished through the issuance of equity or debt securities that could be significantly dilutive to the percentage ownership of our existing stockholders. In addition, these newly issued securities may have rights, preferences, or privileges senior to those of existing stockholders. Accordingly, such a financing transaction could materially and adversely impact the price of our common stock.

We Depend On Certain Key Personnel.

Our future success is dependent on the efforts of key management personnel, particularly Arend D. Verweij our Chief Executive Officer, Chief Financial Officer and Director, Geurt van Wijk, our Chief Operating Officer and a Director and Remy de Vries, our Chief Technology Officer, each of whom is employed by us pursuant to employment agreements. The loss of one or more of our other key employees could also have a material adverse effect on our business, financial condition, and results of operations.

We also believe that our future success will be largely dependent on our ability to attract and retain highly qualified management, sales, and marketing personnel. We cannot assure investors that we will be able to attract and retain such personnel and our inability to retain such personnel or to train them rapidly enough to meet our expanding needs could cause a decrease in the overall quality and efficiency of our staff, which could have a material adverse effect on our business, financial condition, and results of operations.

Demand For Our IDdriven Software Solution May Be Lower Than We Anticipate.

We have limited resources to undertake direct sales to end users and licensing and resale relationships with service providers and system integrators. We cannot predict with certainty the potential consumer demand for our cloud-based identity and access management solution or the degree to which we will meet that demand. If demand for our services does not develop to the extent or as quickly as expected, we might not be able to generate enough revenue to become profitable.

We are currently targeting the sale and licensing of our cloud-based identity and access management solution direct to the SME marketplace and for resale by software service providers and system integrators. Our strategy to target these groups is based upon their interest and a number of assumptions, some or all of which could prove to be incorrect.

Even if markets for our products and services develop, we could achieve a smaller share of those markets than we currently anticipate. Achieving market share will require substantial investment in technical, marketing, project management, and engineering functions to support the deployment of our services. We cannot assure investors that our efforts will result in the attainment of sufficient market share to become profitable.

We Believe Industry Trends Support Our Cloud Based Systems, But If Trends Reverse We May Experience Decreased Demand.

The identity and access management industry is characterized by rapid changes in technology and customer demands. We believe that the existing market preference for an easy to implement, low cost cloud-based solution is strong and will continue for the foreseeable future. We cannot assure investors that customer demand for our products and the market’s preference for identity and access management software systems will continue. A lack of customer demand or a decline in the preference of cloud based access management software systems could have a material adverse effect on our business, financial condition, and results of operations.

Rapid Growth May Strain Our Resources.

As we continue the commercialization of our identity and access management products and services, we expect to experience significant and rapid growth in the scope and complexity of our business, which may place a significant strain on our senior management team and our financial and other resources. Such growth, if experienced, may expose us to greater costs and other risks associated with growth and expansion. We may be required to hire a broad range of additional employees, including engineers, project managers, and other support personnel, among others, in order to successfully advance our operations. We may also be required to expand and enhance our technology and network infrastructure design and other technologies to accommodate our future customer needs. We may be unsuccessful in these efforts or we may be unable to project accurately the rate or timing of these increases. The data centers that we currently use have significant additional bandwidth capacity available should we need it.

The nature of our IDdriven SaaS model requires us to increase our leased space at data centers as we sell or license our solution. Our ability to manage our growth effectively will require us to continue to improve our operations, to improve our financial and management information systems, and to train, motivate, and manage our employees.

This growth may place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our business, or the failure to manage growth effectively, could have a materially adverse effect on our business, financial condition, and results of operations. In addition, difficulties in effectively managing the budgeting, forecasting, and other process control issues presented by such a rapid expansion could harm our business, financial condition, and results of operations.

We Operate In A Highly Competitive Industry And Our Failure To Compete Effectively May Adversely Affect Our Ability To Generate Revenue.

We compete with other identity and access management providers that may have significantly greater financial, technical, and marketing resources, larger distribution networks, and that generate greater revenue and have greater name recognition than we do. Those companies may develop cloud based platforms that are superior to those that we offer. Such competition may potentially affect our chances of achieving profitability.

Some of our competitors may conduct more extensive promotional activities and may offer lower prices to customers than we can, which could allow them to gain greater market share or prevent us from increasing our market share. In the future, we may need to decrease our prices to remain competitive. Our competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. To be successful, we must carry out our business plan, establish and strengthen our brand awareness through marketing, effectively differentiate our services from those of our potential competitors, and build our network of service providers, while maintaining a superior platform and level of service, which we believe will ultimately differentiate our products and services from those of our competitors. We may have to substantially increase marketing and development activities in order to compete effectively.

We utilize a third party cloud computing provider. This service is designed to meet the most stringent requirements established by the Telecommunications Industry Association’s Telecommunications Infrastructure Standards for Data Centers. However, The Failure Of Our Systems Could Result In A Material Adverse Effect To Our Business.

We utilize a third party cloud computing provider for the operation of our IDdriven platform. This service is designed to meet the most stringent requirements established by the Telecommunications Industry Association’s Telecommunications Infrastructure Standards for Data Centers, or TIA-942. Our cloud computing service provider allows us monitoring our system via a secure Internet connection and offers the greatest reliability provided by the industry always-on service level in addition to offering a 99.95% uptime service level agreement, due to a number of back-up measures. Our cloud-based platform may also be vulnerable to computer viruses, electronic break-ins, and similar disruptions.

If Our Information Security Measures Are Breached And Unauthorized Access Is Obtained, Future Customers May Not Perceive Our Software And Services As Being Secure And May Terminate Their Agreements.

Our software involves the hosting of some sensitive customer information. Our software utilizes data and other security measures that are comparable to those used by financial institutions.  If we or any of our service providers or their end-users experience any breach of security in our software, we may be required to expend significant capital and resources to help restore our service providers’ systems. Furthermore, because techniques used to obtain unauthorized access to information systems change frequently and generally are not recognized until launched against a target, we may not be able to anticipate those techniques or to implement adequate preventative measures. Given the nature of our business and the business of the service providers we serve, if unauthorized parties gain access to our service providers’ information systems or such information is used in an unauthorized manner, misdirected, lost, or stolen during transmission, any theft or misuse of such information could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our software, allegations by our service providers that we have not performed our contractual obligations, termination of services by existing customers, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Intellectual Property

We Could Incur Substantial Costs Defending Against Claims That Our Products Infringe On The Proprietary Rights Of Others.

We do not have any patents. The scope of any intellectual property rights that we have is uncertain and may not be sufficient to prevent infringement claims against us or claims that we have violated the intellectual property rights of third parties. Competitors may have filed applications for or may have been issued patents and may obtain additional patents and proprietary rights relating to products or processes that compete with or are related to our products and services. The scope and viability of these patents, the extent to which we may be required to obtain licenses under these patents or under other proprietary rights, and the cost and availability of licenses are unknown, but these factors may limit our ability to market our products and services.

Third parties could claim infringement by us with respect to any patents or other proprietary rights that they hold, and we cannot assure investors that we would prevail in any such proceeding as the intellectual property status of our current and future competitors’ products and services is uncertain. Any infringement claim against us, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel, or require us to develop non-infringing technology or to enter into royalty or licensing agreements.

We may not be successful in developing or otherwise acquiring rights to non-infringing technologies. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results. A successful claim of infringement against us or our failure or inability to license the infringed or similar technology could require us to pay substantial damages and could harm our business because we would not be able to continue operating our surveillance products without incurring significant additional expense.

In addition, to the extent we agree to indemnify customers or other third parties against infringement of the intellectual property rights of others, a claim of infringement could require us to incur substantial time, effort, and expense to indemnify these customers and third parties and could disrupt or terminate their ability to use, market, or sell our products. Furthermore, our suppliers may not provide us with indemnification in the event that their products are found to infringe upon the intellectual property rights of any third parties, and if they do not, we would be forced to bear any resulting expense.

We Depend On Our Intellectual Property.

Our success and ability to compete depends in part on our proprietary IDdriven cloud-based identity and access management platform and technology. If any of our competitors copy or otherwise gain access to our proprietary technology or develop similar technologies independently, we may not be able to compete as effectively. We consider our proprietary platform invaluable to our ability to continue to develop and maintain the goodwill and recognition associated with our brand. We do not currently hold any patents. The measures we take to protect our technologies and other intellectual property rights, which presently are based upon trade secrets, may not be adequate to prevent their unauthorized use.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products, services, and technologies similar to ours, which could reduce demand for our products, services, and technologies. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtaining and using our products or technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others may circumvent the trade secrets, trademarks, and copyrights that we currently or in the future may own. We do not have patent protection with respect to our software or systems, although we are considering seeking such protection.

We seek to protect our proprietary intellectual property, which includes intellectual property that may only be protectable as a trade secret, in part by confidentiality agreements with our employees, consultants, and business partners. These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships. See “Business – Intellectual Property.”

We Could Incur Substantial Costs Defending Our Intellectual Property From Infringement By Others.

Unauthorized parties may attempt to copy aspects of our proprietary software or to obtain and use our other proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. We may not have the financial resources to prosecute any infringement claims that we may have. Any litigation could result in substantial costs and diversion of resources with no assurance of success.

Risk Related to Ownership of Our Securities

Unless Or Until We List Our Common Stock On NASDAQ Or Another Securities Exchange, Our Common Stock Will Be Deemed A “Penny Stock,” Which Makes It More Difficult For Our Investors To Sell Their Shares.

Unless or until our common stock lists on the Nasdaq Capital Market or another securities exchange, our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stocks to persons other than “established customers” complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our common stock.

Future Sales Of Our Common Stock In The Public Market By Our Existing Stockholders, Or The Perception That Such Sales Might Occur, Could Depress The Market Price Of Our Common Stock.

The market price of our common stock could decline as a result of the sales of a large number of shares of our common stock in the market by the selling stockholders, and even the perception that these sales could occur may depress the market price of our common stock.

Future Sales And Issuances Of Our Common Stock Or Rights To Purchase Common Stock By Us, Including Pursuant To Our Equity Incentive Plans, Could Result In Additional Dilution Of Percentage Ownership Of Our Stockholders And Could Cause Our Stock Price To Fall.

We intend to issue additional securities pursuant to our equity incentive plans and may issue equity or convertible securities in the future. To the extent we do so, our stockholders may experience substantial dilution. We may sell common stock, convertible securities, or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales and new investors could gain rights superior to our existing stockholders.

There Is A Limited Market For Our Common Stock.

Only a very limited trading market currently exists for our common stock. As a result, any broker-dealer that makes a market in our common stock or other person that buys or sells our common stock could have a significant influence over its price at any given time. We cannot assure our stockholders that a market for our common stock will be sustained. There is no assurance that our common stock will have any greater liquidity than common stock that does not trade on a public market.

Our Reporting Obligations As A Public Company Are Costly.

Operating a public company involves substantial costs to comply with reporting obligations under federal securities laws. We may not reach sufficient size to justify our public reporting status. If we were forced to become a private company, our stockholders may lose their ability to sell their shares and there would be substantial costs associated with becoming a private company.

We Do Not Intend To Pay Dividends On Our Common Stock So Any Returns Will Be Limited To The Value Of Our Stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation, and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will be limited to the value of their stock.

ITEM lB – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES
Our principal executive offices in Auburn, California are located in the home of our Chief Executive Officer who furnishes such space without charge. We lease approximately 4,000 square feet of space at Nijverheidsweg Noord 78, 3812PM Amersfoort, The Netherlands. The terms of the lease require that we pay €1,500 per month (approximately $1,700 per month) on a month to month basis to a related party landlord. We are searching for additional office space for our U.S. corporate offices to accommodate future growth.

ITEM 3 – LEGAL PROCEEDINGS

From time to time we may become involved in various legal proceedings that arise in the ordinary course of business, including actions related to our intellectual property. Although the outcomes of these legal proceedings cannot be predicted with certainty, we are currently not aware of any such legal proceedings or claims that we believe, either individually or in the aggregate, will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. and has traded under the symbol “IDDR”.  Prior to March 8, 2016, our symbol was “TXFX”.  Our stock has been thinly traded on the OTCQB since April 20, 2015 and there can be no assurance that a liquid market for our common stock will ever develop.

Security Holders

As of April 12, 2016, we had 75,310,000 shares of our common stock outstanding held by 23 stockholders of record and 807,568  shares of our Series A Preferred Stock outstanding held by five stockholders of record.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

We awarded the following stock options as of December 31, 2015:

Arend D. Verweij. Under the terms of the December 21, 2015 employment agreement we entered into with Mr. Verweij, we awarded Mr. Verweij a stock option grant entitling him to purchase an aggregate of 3,065,130 shares of our common stock.

Geurt van Wijk.  Under the terms of the December 21, 2015 employment agreement we entered into with Mr. van Wijk, we awarded Mr. van Wijk a stock option grant entitling him to purchase an aggregate of 2,554,278 shares of our common stock.

Remy de Vries.  As of December 21, 2015, we entered additionally into an employment agreement with Mr. de Vries, we awarded Mr. de Vries a stock option grant entitling him to purchase an aggregate of 2,554,278 shares of our common stock.

Each of the stock options discussed above vest one-third on each of the anniversary dates of the employment agreement, but only if the employee is still in our employ on the vesting date.  The exercise prices of the option shares as to one third their number on the employee’s three respective vesting anniversaries are $0.0489, $0.0587 and $0.0685 per share.  The number of unvested option shares available as of a given time during the employee’s employ are subject to appropriate adjustment in the event we undertake or undergo, as applicable, a stock split, reverse stock split, merger, recapitalization and similar transactions, and should an employee cease to be in our employ, except for under certain specified circumstances, the employee will have one month to exercise vested options or otherwise they will become void.  Those certain specified circumstances are the employee’s termination by us without cause, the employee’s termination for good reason, or the employee’s termination by reason of a change in control.

Recent Sales of Unregistered Securities

None.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and associated notes appearing elsewhere in this Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including the risks and uncertainties described under “Risk Factors.”

Accounting Periods. We define our accounting periods as follows:

●      “fiscal 2014”—January 1, 2014 through December 31, 2014, and
●       “fiscal 2015”—January 1, 2015 through December 31, 2015.

Recapitalization, Change in Fiscal Year. Our acquisition of Insight Innovators, B.V., a Dutch corporation (“Insight Innovators”) discussed below was accounted for as a recapitalization of Insight Innovators since the shareholders of Insight Innovators obtained voting and managing control of our company. Insight Innovators was the acquirer for financial reporting purposes and IDdriven, Inc. was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both IDdriven, Inc. and Insight Innovators, the historical operations of Insight Innovators and their consolidated operations from the December 21, 2015 closing date of the acquisition. Insight Innovators retroactively applied its recapitalization pursuant to the terms of the Agreement for all periods presented in the accompanying consolidated financial statements. On January 21, 2016, our Board of Directors approved a change in our fiscal year following our acquisition of Insight Innovators and adopted the fiscal year end of Insight Innovators thereby changing our fiscal year end from February 28 to December 31. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Stock Split. Effective January 21, 2016, we effected a 1 for 6 forward stock split of our issued and outstanding common stock (the “Forward Stock Split”). All references to shares of our common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

Company Overview

We are an enterprise software company that has developed and is now launching the next generation in Identity and Access Management (“IAM”) enterprise solutions into a demand driven market. IAM is a solution that helps end-users to ensure that access across multiple technological environments is granted only to the right individuals. IAM solutions provide secure, identity-based access to various systems, applications, and information from any location. Thus, IAM solutions minimize the risk of fraudulent activities, thereby preventing the misuse of data. IAM solutions are being widely adopted by large and medium-scale enterprises as well as government departments.

Our flagship product — IDdriven — is designed to manage large volumes of users and access rights over various applications in hybrid environments (cloud and on-premise). IDdriven is a superior, next-gen hybrid cloud-based solution and the new state of the art software delivered as a service (Software as a Service or “SaaS”). It is dynamic, seamless, scalable, and flexible with the widest array of features. Its plug & play functionality enables a new, untapped small and medium-sized enterprises (SME) marketplace.

Our History

We were incorporated in Nevada on January 27, 2014 under the name TiXFi, Inc. and engaged in buying and reselling tickets to end users. Insight Innovators B.V., was incorporated on May 22, 2013 in the Netherlands and has its registered corporate seat in Amersfoort, The Netherlands. On December 21, 2015, we completed a reverse merger with Insight Innovators, pursuant to which Insight Innovators became a wholly owned subsidiary of our company as discussed below. Thereafter, we changed our name from TiXFi, Inc. to IDdriven, Inc. After the reverse merger, we continued Insight Innovator’s historical and proposed business.

The Share Exchange

On December 21, 2015 we entered into and closed on a share exchange agreement (the “Share Exchange Agreement”) with Insight and its shareholders. Pursuant to the terms of the Share Exchange Agreement, we agreed to issue 55,980,000 shares of our unregistered common stock to the shareholders of Insight in exchange for 40,074 shares of its common stock, representing 100% of its issued and outstanding common stock (the “Share Exchange”) and assume $46,000 of Insight’s debts. In conjunction with the Share Exchange, we purchased 12,000,000 shares of our common stock from Paula Martin, our former Chief Executive Officer and sole director, for a price of approximately $0.0125 per share (an aggregate of $150,000) pursuant to the terms of a Stock Redemption Agreement dated December 21, 2015 (the “Stock Redemption Agreement”). In addition,  pursuant to the terms and conditions of a Spin-Off Agreement dated December 21, 2015 (the “Spin-Off Agreement”), Ms. Martin acquired all assets and liabilities related our online ticket brokerage business in exchange for the cancellation by Ms. Martin of 18,000,000 shares of our common stock she held.

Arend Dirk Verweij was appointed as our Chief Executive Officer and Chief Financial Officer, and a director, and in connection with the Share Exchange, Eagle Consulting LLC (“Eagle”), a company owned or controlled by Mr. Verweij, received 18,660,000 shares of our common stock in exchange for 13,358 shares of common stock of Insight owned by Eagle.  Further, Geurt van Wijk was appointed as our Chief Operating Officer and a director, and in connection with the Share Exchange, Berlisa B.V. (“Berlisa”), a company owned or controlled by Mr. van Wijk, received 18,660,000 shares of our common stock in exchange for 13,358 shares of Insight owned by Berlisa. Remy de Vries was appointed as our Chief Technology Officer and in connection with the Share Exchange, Sterling Skies B.V. (“Sterling”), a company owned or controlled by Mr. de Vries, received 18,660,000 shares of our common stock in exchange for 13,358 shares of Insight previously by Sterling.

We have entered into employment agreements with the three founders of Insight, Messrs Verweij, van Wijk and de Vries pursuant to the terms of employment agreements dated December 21, 2015 discussed in Item 11 – Executive Compensation.

Merger Financing and Private Placements

Securities Purchase Agreement – Series A Preferred Stock
As of the Effective Date and pursuant to a Securities Purchase Agreement dated December 21, 2015, entered into among the Company and five investors who are unrelated parties (the “Preferred Stock SPA”), we issued an aggregate of 807,568 shares of our Series A Preferred stock, par value $0.001 per share (“Series A Preferred”) in exchange for the consideration described below. In addition, we issued an aggregate of 551,180 shares (110,236 shares each) of our Series A Preferred in exchange for a $500,000 aggregate principal amount in 8% convertible promissory note previously issued by Insight to five investors that we assumed as of the Effective Date (the “8% Convertible Notes”). The 8% Convertible Notes were cancelled upon issuance of the Series A Preferred. The holders of the 8% Convertible Notes previously advanced $250,000 to Insight under those notes and agreed to advance an additional aggregate amount of $250,000 to us. In addition, we agreed to issue an aggregate of 256,388 shares (64,097 shares each) of Series A Preferred to four investors in exchange for an aggregate of $307,802 in cash.  Of this amount, $111,802 had been previously been advanced on behalf of both Insight and us, and $196,000 was paid to us or on our behalf on the Effective Date.

Pursuant to the Certificate of Rights, Preferences and Designations of the Series A Preferred, the purchasers have the right to participate in our future offerings  of securities for a period of three years after the Effective Date excluding issuances of our common stock to our employees, officers or directors pursuant to any stock or option plan duly adopted for such purpose by the Board of Directors and the vote of at least one independent member of the Board of Directors but in no event greater than 15% our outstanding common stock. Further, Holders of at least 51% of the outstanding Series A Preferred shall have the right to designate one director (the “Series A Board Member”) to the Board of Directors and the Company shall cause the Series A Board Member (and any replacement director designated by such holders of the Series A Preferred from time to time) to be elected to, and remain a member of, the Board of Directors.  The Series A Board Member shall be an individual reasonably satisfactory to us.  Also, we agreed that we would not permit the removal or replacement of the Series A Board Member without the consent of at least 51% of the outstanding Series A Preferred.

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

The designations, rights and preferences of the Series A Preferred include:
●	the stated value of the Series A Preferred is $1.00 per share.

●
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

●
each share is convertible at the option of the holder based upon a conversion price of $.1778 into shares of our common stock at any time. The rate of conversion is subject to adjustment as discussed below.

●
Upon our liquidation, dissolution or winding-up, the holders will be entitled to receive out of our assets, whether capital or surplus, an amount equal to the stated value per share, $1.00, plus any accrued and unpaid dividends thereon.

●
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

●
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

●
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

Securities Purchase Agreement – 10% Insight Convertible Note
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

Consulting Agreement

As of the Effective Date, we entered into a consulting agreement (the “Consulting Agreement”) with an unrelated third party to assist in the review of our business, operations, financial performance and development initiatives to provide advice to the Company in connection with capital raise transactions and formulation of strategies and introduction to prospective private institutional financial investors. We issued the consultant 4,080,000 shares of our common stock as consideration for its services under the Consulting Agreement.

Our principal executive offices are located at 13355 Moss Rock Dr., Auburn, CA 95602. Our common stock is traded on the OTCQB Tier of the OTC Markets Group (OTCQB) under the trading symbol “IDDR.” Insight Innovators headquarters are located at Nijverheidsweg Noord 78, 3812PM Amersfoort, The Netherlands.

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following comparative analysis on results of operations was based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of our enterprise software business and do not include the historical results of operations of TiXFi, Inc. prior to December 21, 2015 when we acquired Insight as noted above.

The following comparative analysis on results of operations was based primarily on the comparative audited consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of our enterprise software business and do not include the historical results of operations of TiXFi, Inc. prior to December 21, 2015 when we acquired Insight as noted above.

Overview

In 2015 we elected to focus our efforts on the development of IDdriven, our IAM enterprise solutions product, and moved away from our consulting business which we started in 2013. This change resulted in a significant drop in revenues and reduction in capital resources in 2015 compared to 2014 as our consulting contracts expired.

For the year ended December 31, 2015, we have generated losses from operations. As of December 31, 2015, our accumulated deficit was $989,330.  Our income (loss) from operations for year ended December 31, 2015 and 2014 was ($1,182,708) and $236,430, respectively. Our cash used in operations was $994,285 and $7,094 for the year ended December 31, 2015 and 2014, respectively. Our Stockholders’ (deficit) equity was ($486,976) and $155,130 as of December 31, 2015 and 2014, respectively.

	December 31,
	2015	2014	Change	%
Cash	$48,764	$92,224	$(43,460)	(47%)
Total Assets	$99,702	$260,356	$(160,654)	(62%)
Total Liabilities	$586,678	$105,226	$481,452	458%
Stockholders’ (Deficit) Equity	$(486,976)	$155,130	$(642,106)	(414%)

Revenue

	Year Ended
	December 31,
	2015	2014	Change	%
Revenue	$54,521	$1,814,010	$(1,759,489)	(97%)

We recorded net consolidated revenue of $54,521 for the year ended December 31, 2015, compared to $1,814,010 for the year ended December 31, 2014, a decrease of $1,759,489, or 97%. The drop in revenue is directly related to our business model change discussed above.

Operating Expenses
	Year Ended
	December 31,
	2015	2014	Change	%
General and administration	$443,489	$237,132	$206,357	87%
Salaries and wages	263,495	277,955	(14,460)	(5%)
Research and development	94,496	609,073	(514,577)	(84%)
Management fees	360,825	448,521	(87,696)	(20%)
Stock based compensation	69,191	-	69,191	-
Depreciation	5,733	4,899	834	17%
	$1,237,229	$1,577,580	$(340,351)	(22%)

Operating expenses were $1,237,229 for the year ended December 31, 2015, compared to $1,577,580 for the year ended December 31, 2014, a decrease of $340,351, or 22%. The significant decrease in operating expenses was largely due to reduced research and development costs of $514,577 that were primarily related to our consulting business and management fees during 2015 offset by an increase in general and administrative expenses.

General and administrative expenses

	Year Ended
	December 31,
	2015	2014	Change	%
Professional fees	$214,023	$31,323	$182,700	583%
Other general and administrative expense	229,466	205,809	23,657	11%
	$443,489	$237,132	$206,357	87%

General and administrative expenses increased $206,357 or 87%, to $443,489 for the year ended December 31, 2015, as compared to $237,132 for the year ended December 31, 2014. The significant increase can primarily be attributed to increase professional fees due to our financing transactions, acquisition of Insight Innovators and costs associated with being a public reporting company, reporting the Securities Exchange Commission (“SEC”).

Loss from Operations

Loss from operations increased to $1,182,708 for the year ended December 31, 2015, compared to an operating profit of $236,430 for the year ended December 31, 2014, a change of $1,419,138, or 600%. The change was a result of a reduction in revenue and increases in expenses discussed above.

Other Income (Expenses)

	Year Ended
	December 31,
	2015	2014	Change	%
Interest income	$2,730	$2,841	$(111)	(4%)
Interest expense	(16,030)	-	(16,030)	-
Change in derivative	(761)	-	(761)	-
Gain on settlement of debt	8,146	-	8,146	-
	$(5,915)	$2,841	$(8,756)	(308%)

Other expense was $5,915 for the year ended December 31, 2015, compared to other income of $2,841 for the year ended December 31, 2014, an increase in other expense of $8,756, or 308%. The significant increase in other expense was primarily from interest expense charges in 2015 from borrowings, partially offset by a one-time gain on exchange of debt to convertible preferred stock.

Net Income (Loss)

Net loss was $1,154,123 for the year ended December 31, 2015, compared to net income of $202,071 for the year ended December 31, 2014. The increase in net loss of $1,427,894, or 597%, was a result of a reduction in revenue and increases in expenses discussed above .  Our net income decreased proportionately to that of or operating income. We recorded a tax liability of approximately EUR 30,000 ($37,200) in 2014 of which we anticipate a full recovery of by utilizing loss carry backs from losses in 2015.

Our comprehensive loss was $1,164,052 for the year ended December 31, 2015 compared to comprehensive income of $189,964 for the year ended December 31, 2014, as adjusted for unrealized foreign currency translation changes of ($9,929) and ($12,107), respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight’s) functional currency being the Euro and our reporting currency being the US Dollar.

Liquidity and Capital Resources

            The following tables present selected financial information on our capital and cash flows as of and for the years ended December 31, 2015 and 2014

	December 31,
	2015	2014	Change	%
Current Assets	$73,964	$246,249	$(172,285)	(70%)
Current Liabilities	116,365	105,226	11,139	11%
Working Capital	$(42,401)	$141,023	$(183,424)	(130%)

	Year Ended
	December 31,
	2015	2014	Change
Cash Flows used in Operating Activities	$(994,285)	$(7,094)	$(987,191)
Cash Flows used in Investing Activities	(1,471)	(10,835)	9,364
Cash Flows from Financing Activities	947,156	-	947,156
Foreign currency translation adjustment	5,140	(6,178)	11,318
Net Decrease in Cash During the Year	$(43,460)	$(24,107)	$(19,353)

As of December 31, 2015 and 2014 our cash was $48,764 and $92,224, respectively.  The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the 12 months.

As of December 31, 2015, we experienced a decrease in working capital of $183,424 or 130% going into a working capital deficiency position, as compared to December 31, 2014 when we had capital of $141,023.  The change in working capital during 2015 was primarily from a reduction in current assets by $172,285 as compared to December 31, 2014, due to a reduction in cash as of December 31, 2015 of $43,460 to $48,764, reduction of accounts receivable of $66,655 to $2,005, and the receipt on balance of a notes receivable of $36,600.

Net cash used in operating activities during the year ended December 31, 2015 increased by $987,191 to $994,285, from $7,094 in 2014. The increase was primarily due to a loss net loss $1,154,123, during 2015, as compared to a net income of $202,071 in 2014.

Net cash used in investing activities for the year ended December 31, 2015 and 2014 was $1,471 and $10,835, respectively. During 2015 we purchased equipment of $1,471 whereas during 2014 $10,835 was used for the purchase of equipment.

For the year ended December 31, 2015, we raised capital from debt and equity of $1,102,601 and used $155,445 on acquisition and cancelation of our common stock, for net proceeds from financing activities of $947,156.  During 2015, we issued a convertible note and convertible preferred shares for $794,799 and $307,802, respectively. We did not have any financing activity during the year ended December 31, 2014.

Capital Resources

We currently have limited cash resources on hand and our projected operating expenses and working capital needs exceed our income and cash resources. We do not have sufficient cash to carry out our operations over the next 12 months. As a result, capital raising has been and continues to be essential for our continued operations, ongoing sales and marketing efforts and further development of our IDdriven platform.

As part of our capital raising efforts, in March 2016 we raised $250,000 by issuing a 10% convertible note and our Board of Directors authorized us to engage a broker dealer to begin a private offering of up to $5,000,000 of our securities on terms and conditions to be approved by the Board of Directors.  There can be no assurance that we will be able to raise funds in this offering or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities which could harm our financial conditions and operating results. Furthermore, any issuance of equity securities will result in dilution to our stockholders. Issuance of debt or convertible securities could also involve substantial dilution to our stockholders or operational and financial covenants that might inhibit our ability to follow our business plan.

Effects of Inflation

For the periods for which financial information is presented, we do not believe that the current levels of inflation in the United States or Europe have had a significant impact on our operations.

Off Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the stock-based compensation recorded for options and warrants issued and the income tax valuation allowance recorded for deferred tax assets. The fair values of options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2015 and 2014 was estimated using the average historical volatility of three public companies offering services similar to ours. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $1.0 million through December 31, 2015 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Revenue and Expense Recognition

We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) services have been rendered, (3) the fee is fixed or readily determinable, and (4) collectability is reasonably assured. We recognize revenue in accordance with ASC 605, “Revenue Recognition.” Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. The Company’s agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, the agreements are accounted for as service contracts.

Revenues from the services rendered are recognized in proportion to the services delivered.

Any amount receivable or received, but unrecognized for revenue recognition purpose is recorded as deferred revenues.

Sales taxes collected from clients and remitted to governmental authorities where applicable are accounted for on a net basis and therefore are excluded from revenues in the statements of operations.

Stock-Based Compensation

ASC 718, "Compensation – Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Share-based expense totaled $69,191 and $0 for the years ending December 31, 2015 and 2014, respectively.

Convertible Notes

 Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815  “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.
   Also, refer Note 2 - Significant Accounting Policies in the consolidated financial statements that are included in this Report.
Recent accounting pronouncements
For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the consolidated financial statements included herein.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Report on Form 10-K, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2015, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons noted below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 as required by Rule 13a-15(c) under the Exchange Act. We utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework (1992) in performing this assessment. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 for the reasons noted below.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

This Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report on Form 10-K.

Identified Material Weakness

Based on the evaluation described above, our certifying officers have concluded that, as of December 31, 2015, we identified the following material weaknesses in our disclosure controls and procedures and our internal controls over financial reporting: we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

Management's Remediation Initiatives

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. As our resources allow, we plan to add financial personnel to properly provide accurate and timely financial reporting. In addition, until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses discussed above will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or Board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Position
Arend D. Verweij	56	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Geurt van Wijk	48	Chief Operating Officer and Director
Remy de Vries	35	Chief Technology Officer

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until  removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Our board of directors appoints officers annually and each executive officer serves at the discretion of our board of directors.

Arend D. Verweij. Mr. Verweij was appointed as our Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer on December 21, 2015 when we acquired Insight. Mr. Verweij is a co-founder of Insight and has been its Chief Executive Officer since 2013. During this time, Mr. Verweij was also the Chief Executive Officer of 247 Jeans B.V., a jean importer and export trading company. Prior to co-founding Insight, Mr. Verweij, was the Chief Executive Officer from 2010 to 2012 of  Elephant Security B.V. (formerly BHOLD Company B.V.), a Dutch designer and systems integrator for complex software solutions for major corporate customers. Elephant Security B.V. was acquired by Microsoft in 2011.  Prior to joining Elephant Security, Mr. Verweij held a variety of management positions from 2000 to 2009 including CEO of a Barcelona based economic development consulting group, CEO of a Silicon Valley based technology development company that was acquired by Cadence Design Systems (Nasdaq: CDNS) and as an investment banker with vFinance Inc.. From 1983 until 1998, Mr. Verweij held a variety of technology and management related positions with Philips Electronics that included positions as a research scientist, technology and worldwide planning and strategy manager, vice president of marketing and culminating as a senior vice president of North American marketing and sales with profit and loss responsibility for this division with over $1 billion in annual revenue.  Mr. Verweij earned a Masters Degree in Mechanical Engineering/Metallurgy at Twente University of Technology (Netherlands) and a Masters of Business Administration from the University of Rochester New York.

We believe Mr. Verweij’s position as our Chief Executive Officer, his extensive knowledge and understanding of the identity and access management industry, and his business and engineering expertise and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Geurt van Wijk.  Mr. van Wijk was appointed as our Chief Technology Officer on December 21, 2015 when we acquired Insight. Mr. van Wijk is a co-founder of Insight and has been its Chief Operating Officer since 2013. Prior to co-founding Insight, Mr. van Wijk was the Chief Operating Officer from 2006 until 2012 for Elephant Security B.V, a Dutch designer and systems integrator for complex software solutions for major corporate customers, where he was responsible for development of a global partner network, management of the consultancy group and overseeing product delivery and implementation.  Elephant Security B.V. was acquired by Microsoft in 2011.  Prior to joining Elephant Security, Mr. van Wijk  held a variety of management and operational positions from 1995 to 2005 including Senior Project Manager for a systems integrator, responsible for a turn-around program to implement a software solution for a Netherlands based electricity and natural gas supplier in the Netherlands, implemented a software application to manage access rights for the Dutch National Police, information systems manager at Comfort Card responsible for data management, software development and private label credit card implementation programs and a project director for logistics and CRM applications and industrial control solutions ISO 9000 at a pharmaceutical company. Mr. van Wijk earned a  Bachelors of Science Degree in Information Sciences and MBE - University College Utrecht, Netherlands and speaks, reads and writes fluent Dutch, English and German.

We believe Mr. van Wijk’s position as our Chief Operating Officer, his extensive knowledge and understanding of the identity and access management industry, and his business and engineering expertise and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Remy de Vries.  Mr. de Vries was appointed as our Chief Technology Officer on December 21, 2015 when we acquired Insight. Mr. de Vries is a co-founder of Insight and has been its Chief Technology Officer since 2013. Prior to co-founding Insight, Mr. de Vries was a Management Architect from 2010 until 2012 for Elephant Security B.V., a Dutch designer and systems integrator for complex software solutions for major corporate customers. Elephant Security B.V. was acquired by Microsoft in 2011.  Prior to joining Elephant Security, Mr. de Vries held a variety of management and operational positions including a Financial Operations Analyst, a quality assurance software tester at Electronic Arts Ltd. in the United Kingdom and an IT Support Analyst / Consultant supporting CRM-Software sold to corporate enterprises and government agencies, including British M I-5, with 500+ users. Mr. de Vries is a Microsoft Certified IT Professional and speaks fluent Dutch and English.

There are no family relationships among any of our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company's common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our officers, directors, and employees. We also adopted a separate Code of Ethics that applies to our Chief Executive Officer and Senior Financial Officers, which supplements our Code of Conduct and Ethics. Both our Code of Conduct and Ethics and our supplemental Code of Ethics for our Chief Executive Officer and Senior Financial Officers is filed as Exhibits 14.1 and 14.2, respectively, to this Report on Form 10-K. Each of these policies comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission. Our Code of Conduct and Ethics and our Code of Ethics for our Chief Executive Officer and Senior Financial Officers are available in print, without charge, to any stockholder requesting a copy in writing from our Secretary at 13355 Moss Rock Dr., Auburn, CA 95602.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board of directors.

The board does not have standing audit, compensation or nominating committees. The board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by three shareholders of more than 73.3% of our outstanding common stock. The board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire board of directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the board and the Company, to maintain a balance of knowledge, experience and capability.

The board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of directors have come to understand that in today’s business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Independence

Our Board of Directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for:

●	our principal executive officer or other individual serving in a similar capacity during the year ended December 31, 2015,
●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 whose compensation exceed $100,000, and
●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015.

2015 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Nonequity Incentive Plan Compensation	All Other Compensation (3)	Total
Arend D. Verweij	2015	$142,575	–	-	$26,861	–	$10,624	$180,060
Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary(2)	2014	$119,250	–	–	$-	–	–	$119,250

Geurt van Wijk	2015	$109,125	–	-	$22,384	–	$18,144	$149,653
Chief Operating Officer(4)	2014	$109,422	–	–	$-	–	–	$109,422

Remy de Vries	2015	$109,125	–	-	$22,384	–	$18,144	$149,653
Chief Technology Officer (5)	2014	$119,250	–	–	$-	–	–	$119,250

(1)	See Notes 2 and 13 of the Notes to Consolidated Financial Statements in included elsewhere in this Report on Form 10-K for information regarding assumptions underlying the valuation of equity awards.
(2)	Mr. Verweij became our Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary on December 21, 2015.
(3)	Represents amount of perquisites for a vehicle reimbursement.
(4)	Mr. van Wijk became our Chief Operating Officer and a Director on December 21, 2015.
(5)	Mr. de Vries became our Chief Technology Officer on December 21, 2015.

 Executive Employment Agreements

Arend D. Verweij. Under the terms of the December 21, 2015 employment agreement we entered into with Mr. Verweij, he agreed to serve as our Chief Executive Officer and Chairman of the board of directors for a period of two years, that term automatically renewable for one year periods thereafter unless notice by either of Mr. Verweij or us is provided to the other to the contrary within 30 days prior to the expiration of any such period. The employment agreement provides for, among other things, Mr. Verweij’s full time service in our U.S. offices, for a base annual salary in the amount of $180,000, subject to the possible increase at each anniversary thereof to be determined by a majority of the independent members of the board of directors in its discretion; provided, however, that Mr. Verweij’s annual salary will be increased to $252,000 upon our entry into fully executed contracts with at least three customers who are unrelated parties that have a minimum of 500 users of the software system being licensed by our subsidiary, Insight, and each of such three contracts are in full force and effect.

Additionally, Mr. Verweij is eligible to receive a performance bonus during each year of employment of up to 100% of the base salary. The award of each year’s performance bonus, if any, is to be based upon certain performance criteria specified in the employment agreement and to be further determined by a majority of the independent members of the board of directors or a compensation committee to be made up of at least a majority of independent members appointed by the board or directors.  Moreover, Mr. Verweij will receive a stock option grant entitling him to purchase an aggregate of 3,065,130 shares of our common stock which vests one-third on each of the three anniversary dates of his employment, but only if he is still in our employ on the date of vesting.  The exercise prices of the option shares as to one third their number on their three respective vesting anniversaries are $0.0489, $0.0587 and $0.0685 per share.  The number of unvested option shares available as of a given time during his employ are subject to appropriate adjustment in the event we undertake or undergo, as applicable, a stock split, reverse stock split, merger, recapitalization and similar transactions, and should Mr. Verweij cease to be in our employ, except for under certain specified circumstances, he will have one month to exercise vested options or otherwise they will become void.  Those certain specified circumstances are his termination by us without cause, his termination for good reason, or his termination by reason of a change in control.

 Further, Mr. Verweij shall be entitled to five weeks’ paid vacation, as well as in respect of all conventional holidays, a $1,500 monthly health insurance allowance, reimbursement of his out of pocket expenses incurred in connection with his employment, and such other perquisites and benefits as are or as may be made available to other of our executive employees.  As of the date of this report, the board of directors has not established a complete set of performance benchmarks for purposes of determining bonuses payable to Mr. Verweij or other of our executives.

If Mr. Verweij’s employment is terminated by us, for cause, or by Mr. Verweij without good reason, he shall be entitled to be paid his accrued salary through, and earned but unused compensated absence time as of, the date of termination, but all remaining unvested stock options will be immediately forfeited by him.

Should we terminate Mr. Verweij’s employment without cause, or should he terminate the same for good reason, he shall be entitled to (i) be paid his then current base salary earned through the date of termination, together with all reimbursements and other amounts owed to him through such date pursuant, including any accrued but unused vacation/holiday time, (ii) an amount equal to one hundred percent (100%) of the greater of (A) his bonus for the year of termination or (B) the bonus actually earned for the year prior to the year of termination, if any, (iii) a lump-sum severance payment severance in an amount equal to the lesser of (A) one (1) times the base salary in the year of such termination or (B) the amount of base salary owed to him for the remainder of the first two years of his employment, (iv) we will continue to provide him with those medical, life and disability insurance benefits, if any, which are provided to him on the last day of his employment by us (or reimburse him for COBRA) for a period of five years, and (v) all stock options granted to him shall immediately vest, and any transfer restrictions thereon shall cease to be effective.

Finally, during the term of his employment and for a period of (i) one year thereafter if we terminate his employment without cause or he terminates his employment for good reason or (ii) two years otherwise, Mr. Verweij  agreed to not  engage in any competitive business or activities anywhere in the world, and during and subsequent to his employment, he has agreed to keep certain of our important or sensitive information confidential.

Geurt van Wijk.  Under the terms of the December 21, 2015 employment agreement we entered into with Mr. van Wijk, he agreed to serve as our Chief Operating Officer for a period of two years, that term automatically renewable for one year periods thereafter unless notice by either of Mr. van Wijk or us is provided to the other to the contrary within 30 days prior to the expiration of any such period. The employment agreement provides for, among other things, Mr. van Wijk’s full time service from our offices in the Netherlands, for a base annual salary equal to EURO 120,000, subject to the possible increase at each anniversary thereof to be determined by a majority of the independent members of the board of directors in its discretion; provided, however, that Mr. van Wijk’s annual salary will be increased to EURO 150,000 upon our entry into fully executed contracts with at least three customers who are unrelated parties that have a minimum of 500 users of the software system being licensed by our subsidiary, Insight, and each of such three contracts are in full force and effect.

Additionally, Mr. van Wijk is eligible to receive a performance bonus during each year of employment of up to 75% of the base salary. The award of each year’s performance bonus, if any, is to be based upon certain performance criteria specified in the employment agreement and to be further determined by a majority of the independent members of the board of directors or a compensation committee to be made up of at least a majority of independent members appointed by the board or directors.  Moreover, Mr. van Wijk will receive a stock option grant entitling him to purchase an aggregate of 2,554,278 shares of our common stock which vest one-third on each of the three anniversary dates of his employment, but only if he is still in our employ on the vesting dates.  The exercise prices of the option shares as to one third their number on their three respective vesting anniversaries are $0.0489, $0.0587 and $0.0685 per share.  The number of unvested option shares available as of a given time during his employ are subject to appropriate adjustment in the event we undertake or undergo, as applicable, a stock split, reverse stock split, merger, recapitalization and similar transactions, and should Mr. van Wijk cease to be in our employ, except for under certain specified circumstances, he will have one month to exercise vested options or otherwise they will become void.  Those certain specified circumstances are his termination by us without cause, his termination for good reason, or his termination by reason of a change in control.

 Further, Mr. van Wijk shall be entitled to five weeks’ paid vacation, as well as in respect of all conventional holidays, a EURO 1,350 monthly vehicle allowance, which will stop when his annual base salary reaches EURO 150,000, reimbursement of his out of pocket expenses incurred in connection with his employment, and such other perquisites and benefits as are or as may be made available to other of our executive employees.  As of the date of this report, the board of directors has not established a complete set of performance benchmarks for purposes of determining bonuses payable to Mr. van Wijk or other of our executives.

If Mr. van Wijk’s employment is terminated by us, for cause, or by Mr. van Wijk without good reason, he shall be entitled to be paid his accrued salary through, and earned but unused compensated absence time as of, the date of termination, but all remaining unvested stock options will be immediately forfeited by him.

Should we terminate Mr. van Wijk’s employment without cause, or should he terminate the same for good reason, he shall be entitled to (i) be paid his then current base salary earned through the date of termination, together with all reimbursements and other amounts owed to him through such date pursuant, including any accrued but unused vacation/holiday time, (ii) an amount equal to one hundred percent (100%) of the greater of (A) his bonus for the year of termination or (B) the bonus actually earned for the year prior to the year of termination, if any, (iii) a lump-sum severance payment severance in an amount equal to the lesser of (A) one (1) times the base salary in the year of such termination or (B) the amount of base salary owed to him for the remainder of the first two years of his employment, (iv) we will continue to provide him with those medical, life and disability insurance benefits, if any, which are provided to him on the last day of his employment by us (or reimburse him for COBRA) for a period of five years, and (v) all stock options granted to him shall immediately vest, and any transfer restrictions thereon shall cease to be effective.

Finally, during the term of his employment and for a period of (i) one year thereafter if we terminate his employment without cause or he terminates his employment for good reason or (ii) two years otherwise, Mr. van Wijk  agreed to not  engage in any competitive business or activities anywhere in the world, and during and subsequent to his employment, he has agreed to keep certain of our important or sensitive information confidential.

Remy de Vries.  As of December 21, 2015, we entered additionally into an employment agreement with Mr. de Vries to serve as our Chief Technology Officer for a period of two years, that term automatically renewable for one year periods thereafter unless notice by either of Mr. de Vries or us is provided to the other to the contrary within 30 days prior to the expiration of any such period. The employment agreement provides for, among other things, Mr. de Vries’ full time service from our offices in the Netherlands, for a base annual salary equal to EURO 120,000, subject to the possible increase at each anniversary thereof to be determined by a majority of the independent members of the board of directors in its discretion; provided, however, that Mr. de Vries’ annual salary will be increased to EURO 150,000 upon our entry into fully executed contracts with at least three customers who are unrelated parties that have a minimum of 500 users of the software system being licensed by our subsidiary, Insight, and each of such three contracts are in full force and effect.

Additionally, Mr. de Vries is eligible to receive a performance bonus during each year of employment of up to 75% of the base salary. The award of each year’s performance bonus, if any, is to be based upon certain performance criteria specified in the employment agreement and to be further determined by a majority of the independent members of the board of directors or a compensation committee to be made up of at least a majority of independent members appointed by the board or directors.  Moreover, Mr. de Vries will receive a stock option grant entitling him to purchase an aggregate of 2,554,278 shares of our common stock which vest one-third on each of the anniversary dates of his employment, but only if he is still in our employ on the vesting date.  The exercise prices of the option shares as to one third their number on their three respective vesting anniversaries are $0.0489, $0.0587 and $0.0685 per share.  The number of unvested option shares available as of a given time during his employ are subject to appropriate adjustment in the event we undertake or undergo, as applicable, a stock split, reverse stock split, merger, recapitalization and similar transactions, and should Mr. de Vries cease to be in our employ, except for under certain specified circumstances, he will have one month to exercise vested options or otherwise they will become void.  Those certain specified circumstances are his termination by us without cause, his termination for good reason, or his termination by reason of a change in control.

 Further, Mr. de Vries shall be entitled to five weeks’ paid vacation, as well as in respect of all conventional holidays, a EURO 1,350 monthly vehicle allowance, which will stop when his annual base salary reaches EURO 150,000, reimbursement of his out of pocket expenses incurred in connection with his employment, and such other perquisites and benefits as are or as may be made available to other of our executive employees.  As of the date of this report, the board of directors has not established a complete set of performance benchmarks for purposes of determining bonuses payable to Mr. de Vries or other of our executives.

If Mr. de Vries’ employment is terminated by us, for cause, or by Mr. de Vries without good reason, he shall be entitled to be paid his accrued salary through, and earned but unused compensated absence time as of, the date of termination, but all remaining unvested stock options will be immediately forfeited by him.

Should we terminate Mr. de Vries’ employment without cause, or should he terminate the same for good reason, he shall be entitled to (i) be paid his then current base salary earned through the date of termination, together with all reimbursements and other amounts owed to him through such date pursuant, including any accrued but unused vacation/holiday time, (ii) an amount equal to one hundred percent (100%) of the greater of (A) his bonus for the year of termination or (B) the bonus actually earned for the year prior to the year of termination, if any, (iii) a lump-sum severance payment severance in an amount equal to the lesser of (A) one (1) times the base salary in the year of such termination or (B) the amount of base salary owed to him for the remainder of the first two years of his employment, (iv) we will continue to provide him with those medical, life and disability insurance benefits, if any, which are provided to him on the last day of his employment by us (or reimburse him for COBRA) for a period of five years, and (v) all stock options granted to him shall immediately vest, and any transfer restrictions thereon shall cease to be effective.

Finally, during the term of his employment and for a period of (i) one year thereafter if we terminate his employment without cause or he terminates his employment for good reason or (ii) two years otherwise, Mr. de Vries  agreed to not engage in any competitive business or activities anywhere in the world, and during and subsequent to his employment, he has agreed to keep certain of our important or sensitive information confidential.

Outstanding Equity Awards as of December 31, 2015

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2015.

Name and Principal Position	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Arend D. Verweij	-	(1)	1,021,710	-	$0.0489	12/21/2020
Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary	-	(2)	1,021,710	-	$0.0587	12/21/2020
	-	(3)	1,021,710	-	$0.0685	12/21/2020

Geurt van Wijk	-	(1)	851,426	-	$0.0489	12/21/2020
Chief Operating Officer	-	(2)	851,426	-	$0.0587	12/21/2020
	-	(3)	851,426	-	$0.0685	12/21/2020

Remy de Vries	-	(1)	851,426	-	$0.0489	12/21/2020
Chief Technology Officer	-	(2)	851,426	-	$0.0587	12/21/2020
	-	(3)	851,426	-	$0.0685	12/21/2020

(1)	The options vest on December 21, 2016.

(2)	The options vest on December 21, 2017.

(3)	The options vest on December 21, 2018.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 12, 2016, for (i) each person known by us to be a beneficial owner of 5% or more of our outstanding common stock; (ii) each executive officer and director; and (iii) all directors and executive officers as a group. As of April 12, 2016, we had 75,310,000 shares of common stock outstanding, 807,568 shares of Series A Preferred Stock outstanding, options to purchase 8,173,686 shares of common stock outstanding, and warrants to purchase 250,000 shares of common stock outstanding. The Series A Preferred Stock is non-voting.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 12, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 12, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o IDdriven, Inc., 13355 Moss Rock Dr., Auburn, CA 95602.

	Common Stock		Series A Preferred Stock
Name of Beneficial Owner	Number	% of Total	Number	% of Total

Named Executive Officers and Directors:

Arend D. Verweij(1)	17,910,000	23.8%	-	-%
Geurt van Wijk(2)	18,660,000	24.8%	-	-%
Remy de Vries(3)	18,660,000	24.8%	-	-%
All executive officers and directors as a group (3 persons)	55,230,000	73.4%	-	-%

5% Stockholders:

Newbridge Financial Services, Inc.(4)	4,080,000	5.4%	110,236	13.7%

* Less than 1%.

(1)	Shares held by Eagle Consulting LLC. Mr. Verweij has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by Eagle Consulting LLC.
(2)	Shares held by Berlisa B.V. Mr. van Wijk has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by Berlisa B.V.
(3)	Shares held by Sterling Skies B.V. Mr. de Vries has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by Sterling Skies B.V.
(4)	The address for Newbridge Financial Services, Inc. is 5200 Town Center Circle, Tower I, Suite 306, Boca Raton, Florida 33486.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Loans Receivable

During December 2013, the Company loaned approximately $68,500 (Euro 50,000) to a related party, which was repaid on January 9, 2014. During the year ended December 31, 2014, the Company loaned additional $61,000 (€50,000), of which $24,400 (€20,000) was received on October 31, 2014. During the year ended December 31, 2015, the Company received the balance of $36,600 (€30,000).

As of December 31, 2015 and 2014, balance in loan receivable, related party was $0 and $36,600, respectively.

The Company recognized interest income of $2,730 and $2,841 for the years ended December 31, 2015 and 2014, respectively, in connection with the loans.

Rent

Insight leases approximately 4,000 square feet of space in The Netherlands from a related party landlord, owned by immediate family member of management (see note 9).

Management Contracts

During the years ended December 31, 2015 and 2014, the Company entered into management contracts with officers and directors of the Company who are also major shareholders, whereby they received cash salaries, stock option grants and other commitments (see note 9).

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for the fiscal years ended December 31, 2015 and 2014.

	2015	2014

Audit Fees	$27,500	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$27,500	$-

Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Commission and other accounting consulting.

Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

Audit Committee Pre-Approval Policies

 Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description

2.1
Share Exchange Agreement between Tixfi, Inc. (now known as IDdriven, Inc.) and Insight Innovators, B.V. dated December 21, 2015 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Commission on December 28, 2015).

3.1
Amended and Restated Articles of Incorporation, filed January 14, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on January 26, 2016).

3.2
Certificate of Designation, Preferences, and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 28, 2015).

4.1
Convertible Promissory Note between Tixfi, Inc. (now known as IDdriven, Inc.) and Susannah Forest dated December 21, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the Commission on December 28, 2015).

10.1
Stock Redemption Agreement between Tixfi, Inc. (now known as IDdriven, Inc.) and Paula Martin dated December 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 28, 2015).

10.2
Spin-Off Agreement between Tixfi, Inc. (now known as IDdriven, Inc.) and Paula Martin dated December 21, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on December 28, 2015).

10.3
Securities Purchase Agreement between Tixfi, Inc. (now known as IDdriven, Inc.) and certain purchasers dated December 21, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on December 28, 2015).

10.4
Securities Purchase Agreement between Tixfi, Inc. (now known as IDdriven, Inc.) and Susannah Forest dated December 21, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on December 28, 2015).

10.5
Consulting Services Agreement between Tixfi, Inc. (now known as IDdriven, Inc.) and Newbridge Financial, Inc. dated December 21, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Commission on December 28, 2015).

10.6†
Employment Agreement between Tixfi, Inc. (now known as IDdriven, Inc.) and Arend D. Verweij dated December 21, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K filed with the Commission on December 28, 2015).

10.7†
Employment Agreement between Tixfi, Inc. (now known as IDdriven, Inc.) and Geurt van Wijk dated December 21, 2015 (incorporated by reference to Exhibit 10.7 to IDdriven, Inc.’s current report on Form 8-K filed with the Commission on December 28, 2015).

10.8†
Employment Agreement between Tixfi, Inc. (now known as IDdriven, Inc.) and Remy de Vries dated December 21, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s current report on Form 8-K filed with the Commission on December 28, 2015).

10.9
Amendment to Securities Purchase Agreement between IDdriven, Inc. and Susannah Forest dated March 28, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on April 4, 2016).

10.10
Convertible Promissory Note of IDdriven, Inc. issued to Susannah Forest dated March 28, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on April 4, 2016).

10.11
Common Stock Purchase Warrant of IDdriven, Inc. issued to Susannah Forest dated March 28, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on April 4, 2016).

14.1*	Code of Conduct

14.2*	Code of Ethics for CEO & Senior Financial Officers

21.1*	Subsidiaries of the Registrant

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.INS*	XBRL Taxonomy Extension Calculation Linkbase Document

101.INS*	XBRL Taxonomy Extension Definition Linkbase Document

101.INS*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2016	IDdriven, Inc.

	By:	/s/ Arend D. Verweij
Arend D. Verweij
Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arend D. Verweij	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors	April 14, 2016
Arend D. Verweij	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Geurt van Wijk	Director	April 14, 2016
Geurt van Wijk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IDdriven, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of IDdriven, Inc. and subsidiary (formerly TiXFi, Inc.) (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDdriven, Inc. and subsidiary (formerly TiXFi, Inc.) as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has incurred operating losses, has accumulated deficit and working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
April 14, 2016
Larkspur, CA

IDdriven Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$48,764	$92,224
Accounts receivable	2,005	68,660
Loans receivable, related party	-	36,600
Other receivables and prepaid expenses	23,195	48,765
Total Current Assets	73,964	246,249

Property and equipment, net	8,455	14,107
Other assets	17,283	-

TOTAL ASSETS	$99,702	$260,356

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$62,671	$50,946
Accrued expenses	4,868	-
Other current liabilities	17,746	54,280
Derivative liability	31,080	-
Total Current Liabilities	116,365	105,226

Convertible notes payable, net of unamortized debt discount of $29,687 and $0, respectively	470,313	-
TOTAL LIABILITIES	586,678	105,226

Commitments and contingencies	-	-

Stockholders' (Deficit) Equity
Preferred stock: 10,000,000 authorized; $0.001 par value
Series A convertible preferred stock, $0.001 par value, $1.00 stated value; 808,000 shares designated; 807,568 and 0 shares issued and outstanding, respectively.	808	-
Common stock: 500,000,000 authorized; $0.001 par value
74,910,000 and 139,692 shares issued and outstanding, respectively	74,910	140
Additional paid in capital	696,368	-
Series A convertible preferred stock subscription receivable	(250,000)	-
(Accumulated deficit) / retained earnings	(989,330)	164,793
Accumulated other comprehensive loss	(19,732)	(9,803)
Total Stockholders' (Deficit) Equity	(486,976)	155,130

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$99,702	$260,356

The accompanying notes are an integral part of these consolidated financial statements

IDdriven Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Year Ended
	December 31,
	2015	2014

Revenues	$54,521	$1,814,010

Operating Expenses
General and administration	443,489	237,132
Salaries and wages	263,495	277,955
Research and development	94,496	609,073
Management fees	360,825	448,521
Stock based compensation	69,191	-
Depreciation	5,733	4,899
Total operating expenses	1,237,229	1,577,580

(Loss) income from operations	(1,182,708)	236,430

Other income (expense)
Interest income	2,730	2,841
Interest expense	(16,030)	-
Change in fair value of derivative liability	(761)	-
Gain on settlement of debt	8,146	-
Total other (expense) income	(5,915)	2,841

Net (loss) income before taxes	(1,188,623)	239,271

Income tax benefit (expense)	34,500	(37,200)

Net (loss) income	$(1,154,123)	$202,071

Other comprehensive income (loss)
Foreign currency translation adjustment	(9,929)	(12,107)

Comprehensive (loss) income	$(1,164,052)	$189,964

Basic and dilutive (loss) income per common share	$(0.04)	$1.45

Weighted average number of common shares outstanding - basic and diluted	30,967,478	139,692

The accompanying notes are an integral part of these consolidated financial statements

IDdriven Inc.
Consolidated Statement of Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock			Series A Convertible Preferred	Accumulated
	Number of		Number of		Additional	Stock	Other
	Shares		Shares		Paid in	Subscription	Comprehensive	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Receivable	Income (Loss)	Deficit	Total

Balance, December 31, 2013 as adjusted for forward stock split and reverse acquisition	-	$-	139,692	$140	$-	$-	$2,304	$(37,278)	$(34,834)
Other comprehensive loss	-	-					(12,107)		(12,107)
Net income								202,071	202,071
Balance, December 31, 2014	-	-	139,692	140	-	-	(9,803)	164,793	155,130
Issuance of common shares for conversion of debt	-	-	55,875,231	55,875	(11,076)	-	-	-	44,799
Repurchase of common stock	-	-	(34,923)	(35)	(5,410)	-	-	-	(5,445)
Reverse acquisition adjustment	-	-	14,850,000	14,850	(159,017)		-	-	(144,167)
Issuance of preferred stock for cash and exchange of note payable	807,568	808	-	-	806,760	(250,000)	-	-	557,568
Stock-based compensation	-	-	4,080,000	4,080	63,920	-	-	-	68,000
Stock option vesting expense	-	-	-	-	1,191	-	-	-	1,191
Foreign currency translation adjustment	-	-	-	-	-	-	(9,929)	-	(9,929)
Net loss	-	-	-	-	-	-	-	(1,154,123)	(1,154,123)
Balance, December 31, 2015	807,568	$808	74,910,000	$74,910	$696,368	$(250,000)	$(19,732)	$(989,330)	$(486,976)

The accompanying notes are an integral part of these consolidated financial statements

IDdriven Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,154,123)	$202,071

Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation	5,733	4,899
Stock-based compensation	69,191	-
Amortization of debt discount	632	-
Change in fair value of derivative liability	761	-
Gain on settlement of debt	(8,146)	-
Changes in operating assets and liabilities:
Accounts receivable	62,277	(102,553)
Loan receivable	33,000	28,300
Prepaid expenses and other receivables	9,299	(31,691)
Accounts payable	19,069	53,279
Accrued expenses	1,999	-
Advances payable	-	(63,900)
Advances from customer	(949)	(136,400)
Other current liabilities	(33,028)	38,901
Net Cash Used in Operating Activities	(994,285)	(7,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,471)	(10,835)
Net Cash Used in Investing Activities	(1,471)	(10,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	794,799	-
Purchase of common stock	(155,445)	-
Proceeds from issuance of Series A Convertible preferred stock	307,802	-
Net Cash Provided By Financing Activities	947,156	-

Foreign currency translation effect on cash and cash equivalents	5,140	(6,178)

Decrease in cash and cash equivalents	(43,460)	(24,107)
Cash and cash equivalents, beginning of period	92,224	116,331
Cash and cash equivalents, end of period	$48,764	$92,224

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemented disclosure of non-cash investing and financing activities
Issuance of common stock for conversion of debt	$44,799	$-
Derivative liability recognized as debt discount	$30,319	$-
Conversion of notes payable into Series A convertible preferred stock	$499,766	$-
Exchange of convertible note for note payable	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements

IDDRIVEN, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Operations

IDdriven, Inc., (“IDdriven”, “we”, “us”, or the “Company”) is a Nevada corporation incorporated on January 27, 2014 under the name TiXFi, Inc.  Insight Innovators B.V., was incorporated on May 22, 2013 in the Netherlands and has its registered corporate seat in Amersfoort, The Netherlands.

Effective on February 1, 2016, the Company’s corporate name was changed to IDdriven, Inc..  Following its December 21, 2015 acquisition of a 100% ownership interest of Insight Innovators, B.V., a Dutch corporation (“Insight”), the Company became an enterprise software company that developed, and is currently marketing and seeking license opportunities for a next-generation Identity and Access Management enterprise solution designed to manage large volumes of users and access rights over various applications in hybrid environments (cloud and on-premises). The Company’s sports and entertainment ticket broker business was sold upon completion of the Insight merger as discussed below.

Change in Fiscal Year. On January 21, 2016, our Board of Directors approved a change in our Fiscal Year from February 28 to December 31 in connection with our acquisition of Insight Innovators, B.V. The change in fiscal year became effective for our 2015 fiscal year, which began March 1, 2015 and ended December 31, 2015. Insight had a fiscal year of December 31. Due to reverse acquisition with Insight, all of the financial statements prior to the acquisition date are of Insight and accordingly we have presented consolidation financial statements for the whole year which began on January 1, 2015 and ended on December 31, 2015.

Stock Split. Effective January 21, 2016, we effected a 1 for 6 forward stock split of our issued and outstanding common stock (the “Forward Stock Split”). All references to shares of our common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

Share Exchange and Reorganization

On December 21, 2015 (the “Effective Date”), Insight Innovators B.V. merged into IDdriven, and became a 100% subsidiary of IDdriven. Furthermore, the Company entered into and closed on a share exchange agreement with IDdriven and its shareholders.

Pursuant to the terms of the share exchange agreement, IDdriven issued 55,980,000 shares of its unregistered common stock to the shareholders of Insight in exchange for 40,074 shares of Insight’s common stock, representing 100% of its issued and outstanding common stock and assumed $46,000 of Insight’s debts and as a result of the share exchange agreement, Insight became a wholly owned subsidiary of TiXFi. In conjunction with the Share Exchange, we purchased 12,000,000 shares of our common stock from Paula Martin, our former Chief Executive Officer and sole director, for a price of approximately $0.0125 per share (an aggregate of $150,000) pursuant to the terms of a Stock Redemption Agreement dated December 21, 2015. In addition, pursuant to the terms and conditions of a Spin-Off Agreement dated December 21, 2015, Ms. Martin acquired all assets and liabilities related our online ticket brokerage business in exchange for the cancellation by Ms. Martin of 18,000,000 shares of our common stock she held.

Merger Financing and Private Placements

Securities Purchase Agreement – Series A Preferred Stock

As of the Effective Date and pursuant to a Securities Purchase Agreement dated December 21, 2015, entered into among the Company and five investors who are unrelated parties (the “Preferred Stock SPA”), we issued an aggregate of 807,568 shares of our Series A Preferred stock, par value $0.001 per share (“Series A Preferred”) in exchange for the consideration described below. See Note 12 - Stockholders’ Equity (Deficit) for a description of the Series A Preferred Designations of Rights, Preferences and Limitations. Pursuant to the Preferred Stock SPA, we issued an aggregate of 551,180 shares (110,236 shares each) of our Series A Preferred in exchange for a $500,000 aggregate principal amount in 8% convertible promissory note previously issued by Insight to five investors that we assumed as of the Effective Date (the “8% Convertible Notes”). The 8% Convertible Notes were cancelled upon issuance of the Series A Preferred. The holders of the 8% Convertible Notes previously advanced $250,000 to Insight under those notes and agreed to advance an additional aggregate amount of $250,000 to us. In addition, we agreed to issue an aggregate of 256,388 shares (64,097 shares each) of Series A Preferred to four investors in exchange for an aggregate of $307,802 in cash. Of this amount, $111,802 had been previously been advanced on behalf of both Insight and us, and $196,000 was paid to us or on our behalf on the Effective Date. See Note 6 - Convertible Notes Payable.

Securities Purchase Agreement – 10% Insight Convertible Note

As of the Effective Date and pursuant to that certain Securities Purchase Agreement dated December 21, 2015 (the “Convertible Note SPA”) we entered into with an unrelated third party, we issued a $500,000 principal amount 10% convertible note (the “10% Convertible Note”) in exchange for a $500,000 principal amount 10% convertible note issued by Insight to that investor (the “10% Insight Convertible Note”). The holder of the 10% Insight Convertible Note previously advanced $300,000 to Insight under that note and advanced an additional $200,000 to us on the Effective Date under the terms of the Convertible Note SPA.  The holder of the 10% Convertible Note has the right to purchase another convertible note having the same features as the 10% Convertible Note if the holder exercises such right within 90 days of the Effective Date. See Note 6 - Convertible Notes Payable.

Consulting Agreement

As of the Effective Date, we entered into a consulting agreement (the “Consulting Agreement”) with an unrelated third party to assist in the review of our business, operations, financial performance and development initiatives to provide advice to the Company in connection with capital raise transactions and formulation of strategies and introduction to prospective private institutional financial investors. We issued the consultant 4,080,000 shares of our common stock as consideration for its services under the Consulting Agreement.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by Insight, and resulted in a recapitalization with Insight being the accounting acquirer and IDdriven as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Insight and have been prepared to give retroactive effect to the reverse acquisition completed on December 21, 2015, and represent the operations of Insight.  The consolidated financial statements after the acquisition date, December 21, 2015 include the balance sheets of both companies at historical cost, the historical results of Insight and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.  GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $1,182,708 during the year ended December 31, 2015 and has an accumulated deficit of $989,330 as of December 31, 2015. In addition, current liabilities exceed current assets by $42,401 as of December 31, 2015.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. See Note 14 – Subsequent Events.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

General principles

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The fiscal year end is December 31.

Consolidation Policy

For December 31, 2015, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Insight Innovators B.V. All significant intercompany balances and transactions have been eliminated in consolidation.  Prior to December 21, 2015, the financial statements presented are those of Insight.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates includes assumptions about collection of accounts and notes receivable, the valuation and recognition of stock-based compensation expense, the valuation and recognition of derivative liability, valuation allowance for deferred tax assets and useful life of fixed assets.

Functional currency

The accompanying consolidated financial statements are presented in U.S. dollars ("USD"). The Company's wholly owned subsidiary (Insight’s) functional currency is the Euro. The financial statements are translated into USD in accordance with Codification ASC 830, “Foreign Currency Matters”. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, “Comprehensive Income”.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into Euro at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

	December 31, 2015	December 31, 2014

Spot Euro: USD exchange rate	$1.09	$1.22

Average Euro: USD exchange rate	$1.10 – 1.15	$1.24 – 1.38

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of December 31, 2015 and 2014, cash primarily consists of cash on hand and in bank. As of December 31, 2015 and 2014 all our cash was held in accounts in the Netherlands, backed by the Dutch Deposit Guarantee Scheme for balances not exceeding EUR100,000.

Accounts receivable and other receivables

Accounts receivable are recorded at the invoiced amount, unsecured and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows. The Company maintains an allowance for doubtful accounts reflecting estimated potential losses in its accounts receivable balance. In establishing the required allowance, management considers collectability of outstanding receivables adjusted to take into account current market conditions and our clients’ financial conditions, the amount of receivables in dispute, the current receivables aging and current payment patterns. The Company reviews its allowance for doubtful accounts quarterly. Any past due balances over 90 days are reviewed individually for collectability. Account balances are charged off against the allowance after all commercially reasonable means of collection have been exhausted and the potential for recovery is considered remote.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Computers	3 Years
Furniture and Fixtures	5 Years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2015 and 2014, no impairment losses have been identified.

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or is determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. The Company’s agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, the agreements are accounted for as service contracts.

Revenues from the services rendered are recognized in proportion to the services delivered.

Any amount receivable or received, but unrecognized for revenue recognition purpose is recorded as deferred revenues.

Sales taxes collected from clients and remitted to governmental authorities where applicable are accounted for on a net basis and therefore are excluded from revenues in the statements of operations.

Research and development costs

Research and development costs are charged to the statements of operations and comprehensive income as incurred.

Advertising and marketing expenses

Advertising and marketing expenses are charged to the statement of operations and comprehensive income, as incurred.

Income taxes

The Company accounts for income taxes in accordance with ASC No. 740, “Income Taxes”. This codification prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and for carry-forward tax losses. Deferred taxes are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes”. Accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements, under which a company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accordingly, the Company would report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company elects to recognize any interest and penalties, if any, related to unrecognized tax benefits in tax expense.

Comprehensive income

The Company applies Statement of Accounting Standards Codification subtopic 220-10, “Comprehensive Income” (“ASC 220-10”). ASC 220-10 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income (loss) generally represents all changes in shareholders’ equity during the period except those resulting from investments by, or distributions to shareholders.

Share-Based Expense

ASC 718, "Compensation – Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Share-based expense totaled $69,191 and $0 for the years ending December 31, 2015 and 2014, respectively.

Earnings per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2015, convertible preferred shares, convertible notes and stock options outstanding, were dilutive instruments and are not included in the calculation of diluted loss per share as their effect would be antidilutive. As of December 31, 2014, we did not have any dilutive instruments.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	Year Ended December 31,
	2015	2014
Numerator:
Net (loss) income available to stockholders	$(1,154,123)	$202,071

Denominator:
Weighted average number of common shares – Basic and Diluted	30,967,478	139,692

Net (loss) income per common share – Basic and Diluted	$(0.04)	$1.45
For the year ended December 31, 2015 and 2014, respectively, the following options, convertible notes and Series A convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:
	Year ended December 31, 2015 (Shares)	Year ended December 31, 2014 (Shares)
Options to purchase shares of common stock	8,173,686	-
Convertible notes payable	9,400,688	-
Series A convertible preferred stock	27,252,013	-
	44,826,387	-

Fair value measurements

Fair value is defined as the price that the Company would receive to sell an investment or pay to transfer a liability in a timely transaction with an independent counter-party in the principal market or in the absence of a principal market, the most advantageous market for the investment or liability.  A three-tier hierarchy is established to distinguish between (1) inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances (unobservable inputs); and establishes a classification of fair value measurements for disclosure purposes.

The hierarchy is summarized in the three broad levels listed below:

Level 1	quoted prices in active markets for identical assets and liabilities
Level 2	other significant observable inputs (including quoted prices for similar assets and liabilities, interest rates, credit risk, etc.)
Level 3	significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities).

In accordance with Accounting Standards Codification (“ASC”) 815, the Company’s debt derivative liabilities are measured at fair value on a recurring basis, and are level 3 measurements in the three-tier fair value hierarchy.

There were no transfers between the levels of the fair value hierarchy during the years ended December 31, 2015 and 2014.

Fair value of financial instruments

The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

Derivative Liabilities - These financial instruments are carried at fair value.

Notes Payable - Based upon the interest rates, current economic conditions, risk characteristics, collateral and other factors, the carrying amount of these financial instruments approximate market value (level 2 measurement).

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$31,080	$31,080

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$-	$-

 Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815  “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of other comparative securities, equal to the weighted average life of the options.

Conversion options are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Convertible notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies relating to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of the contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's financial statements.

Recently Issued Accounting Standards

During the fourth quarter of 2015, the Company adopted ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, and amortization of those costs should be reported as interest expense. This ASU is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis for each period presented in the balance sheet. The adoption of this guidance has not had a material impact on its financial position, results of operations or cash flows.

In November 2015, the FASB issued (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes.” Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

Recent Accounting Pronouncements Issued But Not Adopted as of December 31, 2015

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement –Period Adjustments.” Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement," which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company will adopt this guidance on January 1, 2016. The adoption of this guidance is not expected to have a material impact on its financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

NOTE 3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Value added tax	$18,195	$34,212
Other current receivables	5,000	14,553
Total other receivables and prepaid expenses	$23,195	$48,765
Other assets:
Long-term rent deposit	$17,283	$-

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Furniture	$5,915	$5,915
Computers	17,428	15,957
	23,344	21,872
Accumulated Depreciation	(12,575)	(6,842)
Foreign currency translation effect	(2,313)	(923)
	$8,455	$14,107

Depreciation expense for the year ended December 31, 2015 and 2014 amounted to $5,733 and $4,899, respectively.

All of our property and equipment are recorded in Insight (foreign subsidiary) as of December 31, 2015 and 2014.

NOTE 5. OTHER CURRENT LIABILITIES

	December 31,	December 31,
	2015	2014
Income tax and social security premiums	$4,107	$39,169
Holiday allowance	9,054	7,035
Other current liabilities	4,585	8,076
	$17,746	$54,280

NOTE 6. CONVERTIBLE NOTES PAYABLE

	December 31,
	2015	2014
Convertible Note - December 2015	$500,000	$-
Less discount	(29,687)	-
Total	470,313	-
Less current portion of convertible note payable	-	-
Long-term convertible note payable	$470,313	$-

The Company amortized the debt discount $632 and $0 for the years ended December 31, 2015 and 2014, respectively.

Founder Loans – April 2015

On April 3, 2015 the Company entered into three convertible loan agreements with an aggregate principal amount of €39,999 ($44,799) with entities owned and controlled by the founders of the Company, all of who are related parties (the “Founder Loans”). The Founder Loans are convertible into common shares of Insight at any time between the date of issue of the notes and their settlement date at the option of the holder. On issue, the Founder Loans were convertible at a price of €1 ($1.12) per common share. The net proceeds received from the issue of the Founder Loans had been split between a liability component and an equity component. Since the bearing interest on the Founder Loans are regarded to equal the market interest rate for similar notes that have no conversion rights, the equity component of the Founder Loans is measured at zero. On June 16, 2015 the holders of the Founder Loans converted them into 39,999 shares of Insight’s common stock.

8% Convertible Notes – August 2015

On August 7, 2015, Insight entered into a Securities Purchase Agreement with five investors who purchased an aggregate principal amount of $500,000 8% Secured Convertible Promissory Notes (the “August 2015 Convertible Notes”). The aggregate purchase price of the August 2015 Convertible Notes was paid $250,000 upon issuance of the notes in August 2015 and $250,000 was payable prior to the date Insight completed a transaction whereby its shares were registered under the Exchange Act of 1934, as amended. The August 2015 Convertible Notes were convertible into an aggregate of 25% of the issued and outstanding shares of Insight’s common stock.

On December 21, 2015 as part of the merger with the Company, the August 2015 Convertible Notes were assumed by the Company and then exchanged for 551,180 shares of the Company’s Series A Preferred. See Note 1- Organization And Business.  On conversion we realized a gain on extinguishment of debt of $8,146 and a subscription receivable for $250,000.

The net proceeds received from the issue of the August 2015 Convertible Note was split between a liability component and an equity component. Since the bearing interest on the note is regarded to equal the market interest rate for similar notes that have no conversion rights, the equity component of the convertible notes is measured at zero.

10% Convertible Note – December 2015

On December 21, 2015, the Company issued a 10% Convertible Note (the “10% Convertible Note”) in the amount of $500,000, in exchange for a promissory note for $500,000 originally issued by Insight on October 20, 2015 to an unrelated third party investor (the “Investor”). The company assumed accrued interest of $3,838 due from this previous promissory note.  The 10% Convertible Note bears interest at the rate of 10% per annum and matures May 1, 2017. The holder is entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. The conversion price (the “Conversion Price”) is 75% of the volume weighted average price of the Common Stock for the ten (10) trading days immediately prior to the applicable conversion date, subject to adjustment herein but in no event: (i) lower than $4,000,000 divided by the total number of shares of Common Stock outstanding immediately prior to the conversion date; or (ii) greater than $12,000,000 divided by the total number of shares of common stock outstanding immediately prior to the conversion date.

The 10% Convertible Note was discounted for a derivative (see note 7 for details) and the discount is being amortized over the life of the note using the straight line method resulting in $632 of interest expense for the year ended December 31, 2015.

Additional features of the 10% Convertible Note include:

●	Liquidation Preference. Upon a liquidation event, we will first pay to the Investor the principal amount owing, plus all accrued and unpaid interest, and any other fees or liquidated damages then due and owing thereon. After full payment of the liquidation preference amount to Investor, we will then distribute the remaining assets to holders of common stock, other junior securities (if any). The 10% Convertible Note is intended to rank senior to our common stock or any equivalents thereof, or any preferred stock we may designate, including the Series A Preferred, in respect of any dividends or distributions many in respect thereof.

●	Mandatory Conversion. The 10% Convertible Note shall automatically convert into shares of our common stock at the Conversion Price without any action of the holder upon the occurrence of any of the following events after the closing date of the Share Exchange: (i) the completion of a public offering of our securities for gross proceeds of at least $5,000,000 pursuant to an effective registration statement under the Securities Act; or (ii) if we complete one or more financing transactions for gross proceeds of at least $5,000,000.

●	Ownership Limitations. The 10% Convertible Note is not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the Investor and (b) the number of shares of our common stock issuable upon the conversion of the 10% Convertible Note or otherwise would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the Investor upon 61 days’ notice to us.

●	Certain Adjustments. The conversion price of the 10% Convertible Note is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

●	Negative Covenants. As long as the 10% Convertible Note is outstanding, unless the holders of at least 75% of the then outstanding principal amount of the 10% Convertible Note shall have otherwise given prior written consent, we agreed that we will not amend our charter documents and bylaws in any manner that materially and adversely affects any rights of the holder, repurchase our common stock or certain other securities, pay dividends or distributions on any securities junior to the 10% Convertible Note, sell, lease or otherwise dispose of any significant portion of our assets outside the ordinary course of business or enter into any agreement with respect to any of the foregoing.

●	Redemption Upon Triggering Events. If we fail to meet our obligations under the terms of the 10% Convertible Note, it will become immediately due and payable and subject to penalties provided for within the note.

●	Piggy-Back Registration Rights. The holder of the 10% Convertible Note is entitled to Piggy-Back Registration Rights as provided for in the Piggy-Back Registration Rights Agreement provided for in Exhibit B to the Securities Purchase Agreement.

NOTE 7. DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2015:

Balance - December 31, 2014	$-
Addition of new derivative liability upon issuance of convertible note	30,319
Loss on change in fair value of the derivative liability	761
Balance - December 31, 2015	$31,080

The following table summarizes the loss on derivative liability included in the statement of operations for the years ended December 31, 2015 and 2014, respectively.

	Year ended
	December 31,
	2015	2014
Day one loss due to derivative on convertible note	$-	$-
Loss on change in fair value of the derivative liability	761	-
Net loss on derivative liability	$761	$-

The table below shows the Black-Scholes option-pricing model inputs used by the Company to value the derivative liability, as well as the determined value of the option liability at each measurement date:

	Year ended
	December 31,
	2015	2014
Expected term	1.33 - 1.36 years	-
Expected average volatility	108% - 110%	-
Expected dividend yield	-	-
Risk-free interest rate	0.80%	-

NOTE 8. INCOME TAXES

IDdriven, Inc. was formed in January 2014 under the name TiXFi, Inc. Prior to the Share Exchange in December 2015, the Company only had operations in the United States. In December 2015, the Company became the parent of Insight Innovators B.V., a wholly owned Netherlands subsidiary, which files tax returns in The Netherlands.

The Netherlands and U.S. components of (loss) income before income taxes were as follows:

	For The Years Ended
	December 31,
	2015	2014
The Netherlands	$(952,639)	$239,271
United States	(235,984)	-
(Loss) income before income taxes	$(1,188,623)	$239,271

The income tax provision (benefit) for the years ended December 31, 2015 and 2014 consists of the following:

	For The Years Ended
	December 31,
	2015	2014
Income tax expense (benefit) at statutory rate:
The Netherlands	$(227,660)	$47,850
United States	(80,234)	-
Total	(307,894)	47,850
Change in valuation allowance	273,394	(7,450)
Foreign currency translation difference	-	(3,200)
Income tax expense (benefit) per books	$(34,500)	$37,200

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
NOL Carryover:
The Netherlands	$167,842	$-
United states	80,235	-
Total	248,077	-
Valuation allowance	(248,077)	-
Net deferred tax asset	$-	$-

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of December 31, 2015 and 2014:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

The reconciliation of the effective income tax rate to the Netherlands statutory rate as follows:

	December 31,
	2015	2014
Income tax rate	23.9%	20.0%
Increase in valuation allowance	(23.9%)	(4.4%)
Effective income tax rate	0.0%	15.6%

At December 31, 2015 and 2014, the Company had $713,368 and $0, respectively of foreign net operating losses (“NOLs”) that may be available to offset future taxable income until 2024. At December 31, 2015 and 2014, the Company had approximately $235,984 and $0, respectively, of federal (U.S.) NOLs that may be available to offset future taxable income until 2035. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2015. As at December 31, 2014, the Company had a tax position, for which we have established a tax benefit of $34,500, for the carry back of losses incurred during the year ended December 31, 2015. For the years ended December 31, 2015 and 2014, the increase in the valuation allowance was approximately $248,077 and $0, respectively.

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended December 31, 2014 (U.S) and December 31, 2013 (Netherlands).

NOTE 9. COMMITMENTS AND CONTINGENCIES

Rent commitment

Insight leases approximately 4,000 square feet of space at Nijverheidsweg Noord 78, 3812PM Amersfoort, The Netherlands. The terms of the lease require that Insight pay €1,500 per month (approximately $1,680 per month) on a month to month basis to a related party landlord, owned by immediate family member of management.

Total rent expenses for the year ended December 31, 2015 and 2014 were $20,160 and $14,030, respectively.

Management Agreements

Insight entered into Management Agreements with Berlisa B.V., Eagle Consulting LLC and Sterling Skies B.V. (entities that are owned by Messrs. Verweij, van Wijk and de Vries, executive officers of our company and related parties) on July 1, 2014 for a period of one year which expired on June 30, 2015 with a monthly fee of €7,500 per month. The Company charged $360,825 and $448,521 during the years ended December 31, 2015 and 2014, respectively to operations for the management fees stemming from these Management Agreements.

Employment Agreements

Arend D. Verweij. Under the terms of the December 21, 2015 employment agreement we entered into with Mr. Verweij, he agreed to serve as our Chief Executive Officer and Chairman of the board of directors for a period of two years, that term automatically renewable for one year periods thereafter unless notice by either of Mr. Verweij or us is provided to the other to the contrary within 30 days prior to the expiration of any such period. The employment agreement provides for, among other things, Mr. Verweij’s full time service in our U.S. offices, for a base annual salary in the amount of $180,000, subject to the possible increase at each anniversary thereof to be determined by a majority of the independent members of the board of directors in its discretion; provided, however, that Mr. Verweij’s annual salary will be increased to $252,000 upon our entry into fully executed contracts with at least three customers who are unrelated parties that have a minimum of 500 users of the software system being licensed by our subsidiary, Insight, and each of such three contracts are in full force and effect.

Additionally, Mr. Verweij is eligible to receive a performance bonus during each year of employment of up to 100% of the base salary. The award of each year’s performance bonus, if any, is to be based upon certain performance criteria specified in the employment agreement and to be further determined by a majority of the independent members of the board of directors or a compensation committee to be made up of at least a majority of independent members appointed by the board or directors.  Moreover, Mr. Verweij will receive a stock option grant entitling him to purchase an aggregate of 3,065,130 shares of our common stock which vests one-third on each of the three anniversary dates of his employment, but only if he is still in our employ on the date of vesting.  The exercise prices of the option shares as to one third their number on their three respective vesting anniversaries are $0.04893, $0.05873 and $0.06852 per share.  The number of unvested option shares available as of a given time during his employ are subject to appropriate adjustment in the event we undertake or undergo, as applicable, a stock split, reverse stock split, merger, recapitalization and similar transactions, and should Mr. Verweij cease to be in our employ, except for under certain specified circumstances, he will have one month to exercise vested options or otherwise they will become void.  Those certain specified circumstances are his termination by us without cause, his termination for good reason, or his termination by reason of a change in control.

Further, Mr. Verweij shall be entitled to five weeks’ paid vacation, as well as in respect of all conventional holidays, a $1,500 monthly health insurance allowance, reimbursement of his out of pocket expenses incurred in connection with his employment, and such other perquisites and benefits as are or as may be made available to other of our executive employees.  As of the date of this report, the board of directors has not established a complete set of performance benchmarks for purposes of determining bonuses payable to Mr. Verweij or other of our executives.

If Mr. Verweij’s employment is terminated by us, for cause, or by Mr. Verweij without good reason, he shall be entitled to be paid his accrued salary through, and earned but unused compensated absence time as of, the date of termination, but all remaining unvested stock options will be immediately forfeited by him.

Should we terminate Mr. Verweij’s employment without cause, or should he terminate the same for good reason, he shall be entitled to (i) be paid his then current base salary earned through the date of termination, together with all reimbursements and other amounts owed to him through such date pursuant, including any accrued but unused vacation/holiday time, (ii) an amount equal to one hundred percent (100%) of the greater of (A) his bonus for the year of termination or (B) the bonus actually earned for the year prior to the year of termination, if any, (iii) a lump-sum severance payment severance in an amount equal to the lesser of (A) one (1) times the base salary in the year of such termination or (B) the amount of base salary owed to him for the remainder of the first two years of his employment, (iv) we will continue to provide him with those medical, life and disability insurance benefits, if any, which are provided to him on the last day of his employment by us (or reimburse him for COBRA) for a period of five years, and (v) all stock options granted to him shall immediately vest, and any transfer restrictions thereon shall cease to be effective.

Finally, during the term of his employment and for a period of (i) one year thereafter if we terminate his employment without cause or he terminates his employment for good reason or (ii) two years otherwise, Mr. Verweij  agreed to not  engage in any competitive business or activities anywhere in the world, and during and subsequent to his employment, he has agreed to keep certain of our important or sensitive information confidential.

Geurt van Wijk.  Under the terms of the December 21, 2015 employment agreement we entered into with Mr. van Wijk, he agreed to serve as our Chief Operating Officer for a period of two years, that term automatically renewable for one year periods thereafter unless notice by either of Mr. van Wijk or us is provided to the other to the contrary within 30 days prior to the expiration of any such period. The employment agreement provides for, among other things, Mr. van Wijk’s full time service from our offices in the Netherlands, for a base annual salary equal to EURO 120,000, subject to the possible increase at each anniversary thereof to be determined by a majority of the independent members of the board of directors in its discretion; provided, however, that Mr. van Wijk’s annual salary will be increased to EURO 150,000 upon our entry into fully executed contracts with at least three customers who are unrelated parties that have a minimum of 500 users of the software system being licensed by our subsidiary, Insight, and each of such three contracts are in full force and effect.

Additionally, Mr. van Wijk is eligible to receive a performance bonus during each year of employment of up to 75% of the base salary. The award of each year’s performance bonus, if any, is to be based upon certain performance criteria specified in the employment agreement and to be further determined by a majority of the independent members of the board of directors or a compensation committee to be made up of at least a majority of independent members appointed by the board or directors.  Moreover, Mr. van Wijk will receive a stock option grant entitling him to purchase an aggregate of 2,554,278 shares of our common stock which vest one-third on each of the three anniversary dates of his employment, but only if he is still in our employ on the vesting dates.  The exercise prices of the option shares as to one third their number on their three respective vesting anniversaries are $0.04893, $0.05873 and $0.06852 per share.  The number of unvested option shares available as of a given time during his employ are subject to appropriate adjustment in the event we undertake or undergo, as applicable, a stock split, reverse stock split, merger, recapitalization and similar transactions, and should Mr. van Wijk cease to be in our employ, except for under certain specified circumstances, he will have one month to exercise vested options or otherwise they will become void.  Those certain specified circumstances are his termination by us without cause, his termination for good reason, or his termination by reason of a change in control.

Further, Mr. van Wijk shall be entitled to five weeks’ paid vacation, as well as in respect of all conventional holidays, a EURO 1,350 monthly vehicle allowance, which will stop when his annual base salary reaches EURO 150,000, reimbursement of his out of pocket expenses incurred in connection with his employment, and such other perquisites and benefits as are or as may be made available to other of our executive employees.  As of the date of this report, the board of directors has not established a complete set of performance benchmarks for purposes of determining bonuses payable to Mr. van Wijk or other of our executives.

If Mr. van Wijk’s employment is terminated by us, for cause, or by Mr. van Wijk without good reason, he shall be entitled to be paid his accrued salary through, and earned but unused compensated absence time as of, the date of termination, but all remaining unvested stock options will be immediately forfeited by him.

Should we terminate Mr. van Wijk’s employment without cause, or should he terminate the same for good reason, he shall be entitled to (i) be paid his then current base salary earned through the date of termination, together with all reimbursements and other amounts owed to him through such date pursuant, including any accrued but unused vacation/holiday time, (ii) an amount equal to one hundred percent (100%) of the greater of (A) his bonus for the year of termination or (B) the bonus actually earned for the year prior to the year of termination, if any, (iii) a lump-sum severance payment severance in an amount equal to the lesser of (A) one (1) times the base salary in the year of such termination or (B) the amount of base salary owed to him for the remainder of the first two years of his employment, (iv) we will continue to provide him with those medical, life and disability insurance benefits, if any, which are provided to him on the last day of his employment by us (or reimburse him for COBRA) for a period of five years, and (v) all stock options granted to him shall immediately vest, and any transfer restrictions thereon shall cease to be effective.

Finally, during the term of his employment and for a period of (i) one year thereafter if we terminate his employment without cause or he terminates his employment for good reason or (ii) two years otherwise, Mr. van Wijk  agreed to not  engage in any competitive business or activities anywhere in the world, and during and subsequent to his employment, he has agreed to keep certain of our important or sensitive information confidential.

Remy de Vries.  As of December 21, 2015, we entered additionally into an employment agreement with Mr. de Vries to serve as our Chief Technology Officer for a period of two years, that term automatically renewable for one year periods thereafter unless notice by either of Mr. de Vries or us is provided to the other to the contrary within 30 days prior to the expiration of any such period. The employment agreement provides for, among other things, Mr. de Vries’ full time service from our offices in the Netherlands, for a base annual salary equal to EURO 120,000, subject to the possible increase at each anniversary thereof to be determined by a majority of the independent members of the board of directors in its discretion; provided, however, that Mr. de Vries’ annual salary will be increased to EURO 150,000 upon our entry into fully executed contracts with at least three customers who are unrelated parties that have a minimum of 500 users of the software system being licensed by our subsidiary, Insight, and each of such three contracts are in full force and effect.

Additionally, Mr. de Vries is eligible to receive a performance bonus during each year of employment of up to 75% of the base salary. The award of each year’s performance bonus, if any, is to be based upon certain performance criteria specified in the employment agreement and to be further determined by a majority of the independent members of the board of directors or a compensation committee to be made up of at least a majority of independent members appointed by the board or directors.  Moreover, Mr. de Vries will receive a stock option grant entitling him to purchase an aggregate of 2,554,278 shares of our common stock which vest one-third on each of the anniversary dates of his employment, but only if he is still in our employ on the vesting date.  The exercise prices of the option shares as to one third their number on their three respective vesting anniversaries are $0.04893, $0.05873 and $0.06852 per share.  The number of unvested option shares available as of a given time during his employ are subject to appropriate adjustment in the event we undertake or undergo, as applicable, a stock split, reverse stock split, merger, recapitalization and similar transactions, and should Mr. de Vries cease to be in our employ, except for under certain specified circumstances, he will have one month to exercise vested options or otherwise they will become void.  Those certain specified circumstances are his termination by us without cause, his termination for good reason, or his termination by reason of a change in control.

Further, Mr. de Vries shall be entitled to five weeks’ paid vacation, as well as in respect of all conventional holidays, a EURO 1,350 monthly vehicle allowance, which will stop when his annual base salary reaches EURO 150,000, reimbursement of his out of pocket expenses incurred in connection with his employment, and such other perquisites and benefits as are or as may be made available to other of our executive employees.  As of the date of this report, the board of directors has not established a complete set of performance benchmarks for purposes of determining bonuses payable to Mr. de Vries or other of our executives.

If Mr. de Vries’ employment is terminated by us, for cause, or by Mr. de Vries without good reason, he shall be entitled to be paid his accrued salary through, and earned but unused compensated absence time as of, the date of termination, but all remaining unvested stock options will be immediately forfeited by him.

Should we terminate Mr. de Vries’ employment without cause, or should he terminate the same for good reason, he shall be entitled to (i) be paid his then current base salary earned through the date of termination, together with all reimbursements and other amounts owed to him through such date pursuant, including any accrued but unused vacation/holiday time, (ii) an amount equal to one hundred percent (100%) of the greater of (A) his bonus for the year of termination or (B) the bonus actually earned for the year prior to the year of termination, if any, (iii) a lump-sum severance payment severance in an amount equal to the lesser of (A) one (1) times the base salary in the year of such termination or (B) the amount of base salary owed to him for the remainder of the first two years of his employment, (iv) we will continue to provide him with those medical, life and disability insurance benefits, if any, which are provided to him on the last day of his employment by us (or reimburse him for COBRA) for a period of five years, and (v) all stock options granted to him shall immediately vest, and any transfer restrictions thereon shall cease to be effective.

Finally, during the term of his employment and for a period of (i) one year thereafter if we terminate his employment without cause or he terminates his employment for good reason or (ii) two years otherwise, Mr. de Vries  agreed to not engage in any competitive business or activities anywhere in the world, and during and subsequent to his employment, he has agreed to keep certain of our important or sensitive information confidential.

Litigation

From time to time we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party averse to our company or has a material interest averse to us.

NOTE 10. RELATED PARTY CONSIDERATIONS

Loans Receivable

During December 2013, the Company loaned approximately $68,500 (Euro 50,000) to a related party, which was repaid on January 9, 2014. During the year ended December 31, 2014, the Company loaned additional $61,000 (€50,000), of which $24,400 (€20,000) was received on October 31, 2014. During the year ended December 31, 2015, the Company received the balance of $36,600 (€30,000).

As of December 31, 2015 and 2014, balance in loan receivable, related party was $0 and $36,600, respectively.

The Company recognized interest income of $2,730 and $2,841 for the years ended December 31, 2015 and 2014, respectively, in connection with the loans.

Rent

Insight leases approximately 4,000 square feet of space in The Netherlands from a related party landlord, owned by immediate family member of management (see note 9).

Management Contracts

During the years ended December 31, 2015 and 2014, the Company entered into management contracts with officers and directors of the Company who are also major shareholders, whereby they received cash salaries, stock option grants and other commitments (see note 9).

NOTE 11. CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2015 and 2014. In 2015 Insight Innovators decided to stop with consultancy and move forward as a product company.

Customer	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
EU Swyx GmbH	-%	91%
EU OCG UK	75%	-%
EU Key Talk	22%	-%

All of our sales were generated in foreign countries by Insight during the years ended December 31, 2015 and 2014.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

On January 21, 2016 with an effective date of February 1, 2016, the Company filed Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Secretary of State of the State of Nevada to:

·	Increase the number of authorized shares of common stock, $0.001 par value from 100,000,000 to 500,000,000;
·	Create a class of preferred stock consisting of 10,000,000 shares, the designations and attributes of which are left for future determination by our board of directors (“Preferred Stock”);
·	Designate 808,000 shares of Preferred Stock as its Series A Preferred;
·	Effect a 1 for 6 forward stock split of the Company’s issued and outstanding common stock;

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Convertible Preferred Stock

The Company has designated 808,000 shares of Series A Convertible Preferred Stock. At December 31, 2015, we had 807,568 shares of Series A Convertible Preferred Stock issued and outstanding.

The designations, rights and preferences of the Series A Preferred include:

·	the stated value of the Series A Preferred is $1.00 per share.

·
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

·
each share is convertible at the option of the holder based upon a conversion price of $0.1778 ($0.0296 per share post forward stock split), into shares of our common stock at any time. The rate of conversion is subject to adjustment as discussed below.

·
Upon our liquidation, dissolution or winding-up, the holders will be entitled to receive out of our assets, whether capital or surplus, an amount equal to the stated value per share, $1.00, plus any accrued and unpaid dividends thereon.

·
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

·
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

·
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

During the year ended December 31, 2015, we issued 807,568 shares of Series A Convertible Preferred stock, to five individuals, as part of the merger with Insight. The shares were issued for cash of $557,802 and exchange of a convertible note payable and accrued interest of $257,912.  As of December 31, 2015, $250,000 was unpaid and a subscription receivable was recorded.

As of December 31, 2015 and 2014, the Company had 807,568 and 0, respectively, shares of Series A Convertible preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On December 21, 2015, pursuant to the Share Exchange Agreement (See Note 1), the Company issued 55,980,000 shares of common stock to the stockholders of Insight in exchange for 40,074 shares of Insight’s common stock, representing 100% of its issued and outstanding common stock.  As a result of the reverse acquisition accounting, these shares issued to the former Insight stockholders are treated as being outstanding from the date of issuance of the Insight shares.

The following transactions occurred as a result of the reverse acquisition on December 21, 2015:

·	The Company purchased 12,000,000 shares of its common stock from its former Chief Executive Officer for $150,000 and the shares were cancelled.
·	Our former Chief Executive Officer acquired all assets and liabilities related to our online ticket brokerage business in exchange for the cancellation of 18,000,000 shares of our common stock she held.
·	The Company issued 4,080,000 shares of its unregistered common stock to an unaffiliated third party for compensation valued at $68,000.

As at December 31, 2015 and 2014, the Company had 74,910,000 and 139,692 shares of common stock issued and outstanding, respectively.

Options

During the year ended December 31, 2015 we issued options to purchase an aggregate of 8,173,686 shares of our unregistered common stock at a price of $.04893 per share for 1/3 of the shares, $.05873 per share for 1/3 of the shares, and $.06852 per share for 1/3 of the shares. The options had an aggregate value totaling $71,630 were issued to Messrs. Verweij, van Wijk and de Vries, executive officers of our company.

NOTE 13.  INCENTIVE STOCK PLANS

2015 Stock Option Grants

We granted stock options, which was adopted by our board of directors on December 21, 2015, provides for equity incentives to be granted to our employees, executive officers or directors.

The Company did not have any stock options outstanding during the year ended December 31, 2014.  During the year ended December 31, 2015, the Company granted options for 8,173,686 shares of restricted common stock at a weighted average value of $0.0587.

A summary of activity during the year ended December 31, 2015 follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of December 31, 2014	-	$-	$-	$-
Granted	8,173,686	0.0587	71,630	-
Exercised	-	-	-	-
Forfeited/canceled	-	-	-	-
Balances as of December 31, 2015	8,173,686	$0.0587	$71,630	$-

The outstanding options have a weighted-average remaining contract term of 4.98 years.  As of December 31, 2015, all options remain unvested.

One-third of the options granted vest at the end of the first, second and third year after the date of the award date of December 21, 2015.  After vesting, the option generally can be exercised for the period remaining in the 5-year term from issuance date. Total compensation cost expected to be recognized for unvested options at December 31, 2015 amounted to $1,191 over a weighted average period of approximately 10 days.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the year ended December 31, 2015:

Year Ended December 31,
2015
Expected term	5 years
Expected average volatility	95%
Expected dividend yield	-
Risk-free interest rate	1.67%
Expected annual forfeiture rate	-

The following table summarizes information relating to outstanding and exercisable stock options as of December 31, 2015:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
8,173,686	4.98	$0.0587	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at December 31, 2015 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of December 31, 2015, the aggregate intrinsic value of options outstanding was $nil, as we did not have options available for exercise. As of December 31, 2015, no options to purchase shares of common stock were exercisable.

NOTE 14. SUBSEQUENT EVENTS

Subscription receivable

As of the date of these financial statements, the Company has received $245,000 of the $250,000 subscription receivable for the series A convertible preferred stock issued on December 21, 2015.

Agreements

During January 2016, we entered into a consulting agreement with an unrelated third party for a term of six months that required the one-time issuance of 100,000 shares of our unregistered common stock and to pay monthly consulting fees of $10,000 up to the estimated total contract amount of $22,627.  The shares were issued during March 2016.

During January 2016, we entered into a public relations agreement with an unrelated party for a term of six months that requires payment of a $10,000 monthly retainer during the term of the agreement.

During February 2016, we entered into a one-year consulting agreement with an unrelated party that requires the issuance of a note payable for $30,000 and 300,000 shares of our unregistered common stock.  The shares were issued during March 2016. The note bears interest at the rate of 8% per annum and is due in full on February 4, 2017. The holder of the note may, in its sole option, convert the outstanding principal balance plus accrued interest into shares of our common stock at a conversion price which is a 20% discount to the price of our common stock at the time of conversion.

Convertible Notes

On March 28, 2016, the Company issued a convertible note in the amount of $250,000 to an unrelated third party. The $250,000 note bears 10% interest and matures May 1, 2017. The holder shall be entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. Conversion price is the 75% of the volume weighted average price of the Common Stock for the ten (10) trading days immediately prior to the applicable conversion date, subject to adjustment herein but in no event: (i) lower than $4,000,000 divided by the total number of shares of Common Stock outstanding immediately prior to the conversion date; or (ii) greater than $12,000,000 divided by the total number of shares of common stock outstanding immediately prior to the conversion date.

Warrants

On March 28, 2016, the Company issued 250,000 warrants to purchase the Company’s common stock in connection with the issuance of convertible debt, which contain certain protection provisions that reduce the exercise price of the warrants in certain circumstances.