Form 10-Q
period 2016-03-31
IDdriven, Inc.
filed 2016-05-18
CIK 1605024

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-197094

IDDRIVEN, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-4724127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13355 Moss Rock Dr., Auburn, CA	95602
(Address of Principal Executive Offices)	(Zip Code)

 (480) 307-8700
 (Registrant's Telephone Number, Including Area Code)

Not applicable.
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 13, 2016, there were 75,310,000 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report includes forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on April 14, 2016.

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

ITEM 1. FINANCIAL STATEMENTS.

IDdriven Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$161,327	$48,764
Accounts receivable	2,152	2,005
Other receivables and prepaid expenses	72,997	23,195
Total Current Assets	236,476	73,964

Property and equipment, net	8,917	8,455
Other assets	18,075	17,283

TOTAL ASSETS	$263,468	$99,702

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$110,584	$62,671
Accrued expenses	36,361	4,868
Other current liabilities	20,864	17,746
Convertible note payable, net of unamortized debt discount of $11,566 and $0, respectively	18,434	-
Derivative liability	1,453,609	31,080
Total Current Liabilities	1,639,852	116,365

Long-term liabilities
Convertible notes payable, net of unamortized debt discount and debt issue cost of $271,521 and $29,687, respectively	478,479	470,313
TOTAL LIABILITIES	2,118,331	586,678

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value
Series A convertible preferred stock, $0.001 par value, $1.00 stated value; 808,000 shares designated; 807,568 shares issued and outstanding.	808	808
Common stock: 500,000,000 authorized; $0.001 par value 75,310,000 and 74,910,000 shares issued and outstanding, respectively	75,310	74,910
Additional paid in capital	746,810	696,368
Series A convertible preferred stock subscription	(5,000)	(250,000)
Accumulated deficit	(2,649,860)	(989,330)
Accumulated other comprehensive loss	(22,931)	(19,732)
Total Stockholders' Deficit	(1,854,863)	(486,976)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$263,468	$99,702

See accompanying notes to these unaudited condensed consolidated financial statements.

IDdriven Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenues	$1,732	$16,371

Operating Expenses
General and administration	159,840	58,155
Salaries and wages	94,962	59,551
Stock based compensation	50,842	-
Research and development	30,949	4,218
Management fees	124,552	77,625
Depreciation	1,386	1,430
Total operating expenses	462,531	200,979

Loss from operations	(460,799)	(184,608)

Other income (expense)
Interest income	-	2,070
Interest expense	(23,581)	-
Change in fair value of derivative liability	(1,176,150)	-
Total other (expense) income	(1,199,731)	2,070

Net loss before taxes	(1,660,530)	(182,538)

Income tax benefit	-	34,500

Net loss	$(1,660,530)	$(148,038)

Other comprehensive income (loss)
Foreign currency translation adjustment	(3,199)	(8,775)

Comprehensive loss	$(1,663,729)	$(156,813)

Basic and dilutive loss per common share	$(0.02)	$(1.06)

Weighted average number of common shares outstanding - basic and diluted	75,170,870	139,692

See accompanying notes to these unaudited condensed consolidated financial statements.

IDdriven Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,660,530)	$(148,038)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,386	1,430
Stock-based compensation	50,842	-
Expenses paid by note payable	5,000	-
Amortization of debt discount and debt issue cost	10,479	-
Change in fair value of derivative liability	1,176,150	-
Changes in operating assets and liabilities:
Accounts receivable	(54)	50,988
Prepaid expenses and other receivables	(23,868)	15,095
Accounts payable	45,558	55,921
Accrued interest	13,033	-
Other current liabilities	(201)	(38,840)
Net Cash Used in Operating Activities	(382,205)	(63,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,458)	-
Net Cash Used in Investing Activities	(1,458)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	250,000	-
Proceeds from preferred stock subscription	245,000	-
Net Cash Provided by Financing Activities	495,000	-

Foreign currency translation effect on cash and cash equivalents	1,226	(6,927)

Increase (decrease) in cash and cash equivalents	112,563	(70,371)
Cash and cash equivalents, beginning of period	48,764	92,224
Cash and cash equivalents, end of period	$161,327	$21,853

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemented disclosure of non-cash investing and financing activities
Derivative liability recognized as debt discount	$263,879	$-
Prepaid expenses paid by note payable	$25,000	$-
Accrued debt issuance cost	$17,500	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

IDDRIVEN, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(UNAUDITED)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

IDdriven, Inc., (“IDdriven”, “we”, “us”, or the “Company”) is a Nevada corporation incorporated on January 27, 2014 under the name TiXFi, Inc. (“TiXFi”). Insight Innovators B.V., was incorporated on May 22, 2013 in the Netherlands and has its registered corporate seat in Amersfoort, The Netherlands.

Effective on February 1, 2016, the Company’s corporate name was changed to IDdriven, Inc.  Following its December 21, 2015 acquisition of a 100% ownership interest of Insight Innovators, B.V., a Dutch corporation (“Insight”), the Company became an enterprise software company that developed, and is currently marketing and seeking license opportunities for a next-generation Identity and Access Management enterprise solution designed to manage large volumes of users and access rights over various applications in hybrid environments (cloud and on-premises). The Company’s sports and entertainment ticket broker business was sold upon completion of the Insight merger as discussed below.

Change in Fiscal Year. On January 21, 2016, our Board of Directors approved a change in our Fiscal Year from February 28 to December 31 in connection with our acquisition of Insight Innovators, B.V. The change in fiscal year became effective for our 2015 fiscal year, which began March 1, 2015 and ended December 31, 2015. Insight had a fiscal year of December 31. Due to reverse acquisition with Insight, all of the financial statements prior to the acquisition date are of Insight.

Stock Split. Effective January 21, 2016, we effected a 1 for 6 forward stock split of our issued and outstanding common stock (the “Forward Stock Split”). All references to shares of our common stock in this report on Form 10-Q refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

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

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S.  GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $460,799 during the period ended March 31, 2016 and has an accumulated deficit of $2,649,860 as of March 31, 2016. In addition, current liabilities exceed current assets by $1,403,376 as of March 31, 2016.

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

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on April 14, 2016.

Consolidation Policy

For March 31, 2016, the unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Insight Innovators B.V. All significant intercompany balances and transactions have been eliminated in consolidation.  Prior to December 21, 2015, the financial statements presented are those of Insight.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about collection of accounts and notes receivable, the valuation and recognition of stock-based compensation expense, the valuation and recognition of derivative liability, valuation allowance for deferred tax assets and useful life of fixed assets.

Functional currency

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars ("USD"). The Company's wholly owned subsidiary (Insight’s) functional currency is the Euro. The financial statements are translated into USD in accordance with Codification ASC 830, “Foreign Currency Matters”. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, “Comprehensive Income”.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into Euro at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

	March 31, 2016	December 31, 2015

Spot Euro: USD exchange rate	$1.14	$1.09

Average Euro: USD exchange rate	$1.11	$1.10 – 1.15

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

Share-based expense totaled $50,842 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

There were no transfers between the levels of the fair value hierarchy during the periods ended March 31, 2016 and 2015.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.
The following table summarizes fair value measurements by level at March 31, 2016 and December 31, 2015 measured at fair value on a recurring basis:

March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$1,453,609	$1,453,609

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$31,080	$31,080

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

Recently Issued Accounting Standards

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation, or ASU No. 2016-09.” The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our condensed consolidated financial statements.

In January 2016, the FASB issued an accounting standard update which requires, among other things, that entities measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in earnings. Under the standard, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale as a component of other comprehensive income. For equity investments without readily determinable fair values the cost method of accounting is also eliminated, however subject to certain exceptions, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment and plus or minus adjustments for observable price changes, with all such changes recognized in earnings. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. The standard is effective for us on July 1, 2018 (the third quarter of our 2019 fiscal year). The Company is currently evaluating the anticipated impact of this standard on our condensed consolidated financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)
Furniture	$5,915	$5,915
Computers	18,886	17,428
	24,801	23,343
Accumulated Depreciation	(13,961)	(12,575)
Foreign currency translation effect	(1,923)	(2,313)
	$8,917	$8,455

Depreciation expense for the three months ended March 31, 2016 and 2015 amounted to $1,386 and $1,430, respectively. All of our property and equipment are recorded in Insight (foreign subsidiary) as of March 31, 2016 and December 31, 2015.

NOTE 4. CONVERTIBLE NOTES PAYABLE

	March 31, 2016 (Unaudited)	December 31, 2015
Convertible Notes – March 2016 and December 2015	$750,000	$500,000
Convertible Note - February 2016	30,000	-
Less debt discount and debt issuance cost	(283,087)	(29,687)
Total	496,913	470,313
Less current portion of convertible note payable	18,434	-
Long-term convertible note payable	$478,479	$470,313

The Company amortized the debt discount and debt issuance cost $10,479 and $0 for the periods ended March 31, 2016 and 2015, respectively.

10% Convertible Notes – March 2016 and December 2015

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

On March 28, 2016, the Company issued an additional 10% Convertible Note in the amount of $250,000 and warrants to purchase up to 250,000 shares of our common stock, less a financing cost of $17,500, to the same Investor, with the same terms and maturity. The warrants are exercisable into 250,000 shares of common stock, for a period of five years from issuance, at a price of $0.40 per share. We accounted for the issuance of the Warrants in accordance with ASC 815 as a derivative (see Note 5).

We measured our derivative warrant instruments at fair value at March 31, 2016 and March 28, 2016 using the Black-Scholes model. The derivative liability is revalued at each reporting period and changes in fair value are recognized currently in the condensed consolidated statements of operations. The initial recognition and subsequent changes in fair value of the warrant derivative liability have no effect on the Company’s cash flows. For the March 28, 2016 warrants, the initial fair value of the warrants of $73,904 was expensed on the issue date of the warrants as loss on change in fair value of derivative liability.The fair value of the Warrants at March 31, 2016 was $73,547.

Effective March 28, 2016 and December 21, 2015, the Company evaluated the terms of the conversion features of the convertible debentures in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the issue dates, on March 28, 2016 and December 21, 2015, at $442,976 and $30,319, respectively, using the Black Scholes valuation model. On March 28, 2016 and December 21, 2015, $250,000 and $30,319, respectively, of the value assigned to the derivative liability was recognized as a debt discount on the convertible debentures. The financing costs of $17,500 were included as part of the debt discount on the March 28, 2016 note. The debt discounts were recorded as a reduction (contra-liability) to the convertible debentures and are being amortized over the life of the notes using the straight line method. For the March 28, 2016 note, the excess of fair value of the conversion option over the face value of the note of $210,476 of was expensed on the issue date of the convertible note as loss on change in fair value of derivative liability.

As of March 31, 2016, the outstanding principal balance of the notes were $750,000, the notes had accrued interest of $17,879, an unamortized debt discount of $271,521. Interest expense from debt discount amortization of $8,166 was recorded for the three months ended March 31, 2016.

8% Convertible Note – February 2016

On February 5, 2016, we entered into a one-year consulting agreement with an unrelated party that requires the issuance of a note payable (the “8% Convertible Note”) for $30,000 and 300,000 shares of our unregistered common stock.  The shares were issued during March 2016. The note bears interest at the rate of 8% per annum and is due in full on February 4, 2017. The holder of the 8% Convertible Note may, in its sole option, convert the outstanding principal balance plus accrued interest into shares of our common stock at a conversion price which is a 20% discount to the market price of our common stock at maturity or for the market price of our common stock at any time prior to maturity.

Effective February 5, 2016, the Company evaluated the terms of the conversion features of the convertible debenture in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and determined it is indexed to the Company's common stock and that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability.

The Company valued the conversion feature at the issue date (February 5, 2016) at $13,879 using the Black Scholes valuation model and was recognized as a debt discount on the convertible debenture.  The debt discount was recorded as a reduction (contra-liability) to the convertible debenture and is being amortized over the life of the convertible debenture.

As of March 31, 2016, the outstanding principal balance of the note was $30,000, the note had accrued interest of $362 and an unamortized debt discount of $11,566. Interest expense and debt discount amortization of $362 and $2,313, respectively, was recorded for the three months ended March 31, 2016.

NOTE 5. DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrants is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in the March 31, 2016 and December 31, 2015:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2016	2015
Expected term	0.85 - 5.00 years	1.33 - 1.36 years
Expected average volatility	98% - 135%	108% - 110%
Expected dividend yield	-	-
Risk-free interest rate	0.55% - 1.37%	0.80%

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2015	$31,080
Addition of new derivative liability upon issuance of convertible notes as debt discounts	263,879
Addition of new derivatives liability recognized as loss on convertible notes	192,976
Addition of new derivatives liability recognized as loss on warrants	73,904
Loss on change in fair value of the derivative	891,770
Balance – March 31, 2016	$1,453,609

The following table summarizes the loss on derivative liability included in the statement of operations for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended
	March 31,
	2016	2015
Day one loss due to derivatives on convertible notes and warrants	$266,880	$-
Day one loss due to derivatives on debt issue cost	17,500	-
Loss on change in fair value of the derivative	891,770	-
Net loss on derivative liability	$1,176,150	$-

NOTE 6. RELATED PARTY CONSIDERATIONS

Rent

Insight leases approximately 4,000 square feet of space in The Netherlands from a related party landlord, owned by immediate family member of management. The terms of the lease require that Insight pay €1,500 per month (approximately $1,665 per month) on a month to month basis to a related party landlord, owned by immediate family member of management.

Total rent expenses for the three months ended March 31, 2016 and 2015 were $4,995 and $5,175, respectively.

Management Contracts

During the years ended December 31, 2015 and 2014, the Company entered into management contracts with officers and directors of the Company who are also major shareholders, whereby they received cash salaries, stock option grants and other commitments (see Note 9).

During the three months ended March 31, 2016 and 2015, the Company accrued management fees of $124,552 and $77,625, respectively, to directors and/or officers of the Company.

NOTE 7. CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended March 31, 2016 and 2015. In the year ended December 31, 2015 Insight Innovators decided to stop with consultancy and move forward as a product company.

Customer	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Consultancy
EU OCG UK	-%	50%
EU Key Talk	-%	50%
Software License
EU PWN	100%	-%

All of our sales were generated in foreign countries by Insight during the periods ended March 31, 2016 and 2015.

NOTE 8. STOCKHOLDERS’ DEFICIT

On January 21, 2016 with an effective date of February 1, 2016, the Company filed Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Secretary of State of the State of Nevada to:

•	Increase the number of authorized shares of common stock, $0.001 par value from 100,000,000 to 500,000,000;
•	Create a class of preferred stock consisting of 10,000,000 shares, the designations and attributes of which are left for future determination by our board of directors (“Preferred Stock”);
•	Designated 808,000 shares of Preferred Stock as its Series A Convertible Preferred;
•	Effect a 1 for 6 forward stock split of the Company’s issued and outstanding common stock;

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Convertible Preferred Stock

The Company has designated 808,000 shares of Series A Convertible Preferred Stock ("Series A Preferred").  As at March 31, 2016 and December 31, 2015, the Company had 807,568 shares of Series A Convertible preferred stock issued and outstanding.

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

•
Each share is convertible at the option of the holder based upon a conversion price of $0.0296 per share into shares of our common stock at any time. The rate of conversion is subject to adjustment as discussed below.

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

•
 As long as any shares of Series A Preferred are outstanding, unless the holders of at least 51% in Stated Value of the then outstanding shares of such Series A Preferred shall have given prior written consent, the Company shall not, and shall not permit any Subsidiary to, directly or indirectly:

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

During the year ended December 31, 2015, we issued 807,568 shares of Series A Convertible Preferred stock, to five individuals, as part of the merger with Insight. The shares were issued for cash of $557,802 and exchange of a convertible note payable and accrued interest of $257,912.  As of March 31, 2016, $5,000 was unpaid and a subscription receivable was recorded.

Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the period ended March 31, 2016, the Company issued 400,000 shares of common stock to consultants, for services valued at $40,000.

As at March 31, 2016 and December 31, 2015 the Company had 75,310,000 and 74,910,000 shares of common stock issued and outstanding, respectively.

Warrants

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
250,000	4.99	$0.40	250,000	$0.40

NOTE 9.  INCENTIVE STOCK PLANS

2015 Stock Option Grants

We granted stock options, which were adopted by our board of directors on December 21, 2015, that provide equity incentives to our executive officers or directors.

During the year ended December 31, 2015 we issued options to purchase an aggregate of 8,173,686 shares of our unregistered common stock at a price of $0.04893 per share for 1/3 of the shares, $0.05873 per share for 1/3 of the shares, and $0.06852 per share for 1/3 of the shares. The options had an aggregate value totaling $71,630 and were issued to Messrs. Verweij, van Wijk and de Vries, executive officers of our company.

A summary of activity during the period ended March 31, 2016 follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of December 31, 2015	8,173,686	$0.0587	$71,630	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/canceled	-	-	-	-
Balances as of March 31, 2016	8,173,686	$0.0587	$71,630	$-

The outstanding options have a weighted-average remaining contract term of 4.73 years. As of March 31, 2016, all options remain unvested.

One-third of the options granted vest at the end of the first, second and third year after the date of the award date of December 21, 2015.  After vesting, the option generally can be exercised for the period remaining in the 5-year term from issuance date. Total compensation cost expected to be recognized for unvested options at March 31, 2016 amounted to $10,842 over a weighted average period of three months.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the year ended December 31, 2015:

Year Ended December 31,
2015
Expected term	5 years
Expected average volatility	95%
Expected dividend yield	-
Risk-free interest rate	1.67%
Expected annual forfeiture rate	-

The following table summarizes information relating to outstanding and exercisable stock options as of March 31, 2016:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
8,173,686	4.73	$0.0587	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at March 31, 2016 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of March 31, 2016, the aggregate intrinsic value of options outstanding was $nil, as we did not have options available for exercise. As of March 31, 2016, no options to purchase shares of common stock were exercisable.

NOTE 10.  SUBSEQUENT EVENTS

On May 16, 2016, the Company received the balance of $5,000 of the subscription receivable for the $250,000 Series A Convertible Preferred Stock issued on December 31, 2015.

On May 16, 2016, the Company issued 10% convertible promissory notes payable in the aggregate amount of $75,000 to two unrelated investors (the “May 2016 Convertible Notes”). The May 2016 Convertible Notes bear interest at the rate of 10% per annum and matures October 31, 2017. Interest is payable upon maturity at time of conversion. The holder is entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. The conversion price (the “Conversion Price”) is, subject to adjustment, 80% of the volume weighted average price of the Common Stock for the ten (10) trading days immediately prior to the applicable conversion date, subject to adjustment herein but in no event: (i) lower than $6,000,000 divided by the total number of shares of Common Stock outstanding immediately prior to the conversion date; or (ii) greater than $18,000,000 divided by the total number of shares of common stock outstanding immediately prior to the conversion date. The conversion price of the May 2016 Convertible Notes is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events. Further, the May 2016 Convertible Notes are not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the holder and (b) the number of shares of our common stock issuable upon the conversion of the May 2016 Convertible Notes or otherwise would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the holder upon 61 days’ notice to us. The May 2016 Convertible Notes automatically convert into shares of our Common Stock at the conversion price without any action of the holder upon the occurrence of any of the following events after the date the notes were issued: (i) the completion of a public offering of the Company’s securities for gross proceeds of at least $5,000,000 pursuant to an effective registration statement under the Securities Act (a “Public Offering”); or (ii) we complete one or more financing transactions subsequent to the date of issuance and prior to the Maturity Date for gross proceeds of at least $5,000,000.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and associated notes appearing elsewhere in this Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including the risks and uncertainties described under “Risk Factors.”

Accounting Periods. We define our accounting periods as follows:

●   “2015”—January 1, 2015 through December 31, 2015,
●   “first quarter of 2015”—January 1, 2015 through March 31, 2015,
●   “2016”—January 1, 2016 through December 31, 2016,
●   “first quarter of 2016”—January 1, 2016 through March 31, 2016.

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

Stock Split. Effective January 21, 2016, we effected a 1 for 6 forward stock split of our issued and outstanding common stock (the “Forward Stock Split”). All references to shares of our common stock in this report on Form 10-Q refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

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

Marketing Strategy

 We use different marketing channels to reach two different categories of customer:

●	Small & Medium Enterprises (SME) (<500 subscribers) – via direct web-based interaction; and
●	Large companies (500+) via channel partners.

We are a cost effective SaaS solution suitable to companies in all industries of any size. SME’s will be able to download IDdriven and pay with a credit card to capitalize on the program’s simple, plug & play installation. Large companies typically use a channel partner for a more sophisticated implementation to utilize IDdriven’s advanced features not needed by SME’s.

Utilizing the relationships of our senior management with the Microsoft Product Group since 2010, we continue to build our brand within the IAM industry. We also work with our partners and customers for joint news releases and case studies. We will continue our internal marketing activities, including following editorial calendars of various trade and vertical publications, seeking speaking engagements for our CEO, and publishing industry articles.

Our History

We were incorporated in Nevada on January 27, 2014 under the name TiXFi, Inc. and engaged in buying and reselling tickets to end users. Insight Innovators B.V., was incorporated on May 22, 2013 in the Netherlands and has its registered corporate seat in Amersfoort, The Netherlands.

On December 21, 2015, we completed a reverse merger with Insight Innovators, pursuant to which Insight Innovators became a wholly owned subsidiary of our company. Pursuant to the terms of a share exchange agreement, we issued 55,980,000 shares of our unregistered common stock to the shareholders of Insight in exchange for 40,074 shares of Insight’s common stock, representing 100% of its issued and outstanding common stock and assumed $46,000 of Insight’s debts. In conjunction with the share exchange agreement, we purchased 12,000,000 shares of our common stock from Paula Martin, our former Chief Executive Officer and sole director, for a price of approximately $0.0125 per share (an aggregate of $150,000) pursuant to the terms of a Stock Redemption Agreement dated December 21, 2015. In addition, pursuant to the terms and conditions of a Spin-Off Agreement dated December 21, 2015, Ms. Martin acquired all assets and liabilities related our online ticket brokerage business in exchange for the cancellation by Ms. Martin of 18,000,000 shares of our common stock she held.

Following completion of the reverse merger with Insight, on February 1, 2016 we changed our name from TiXFi, Inc. to IDdriven, Inc. After the reverse merger, we continued Insight Innovator’s historical and proposed business.

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of our enterprise software business and do not include the historical results of operations of TiXFi, Inc. prior to December 21, 2015 when we acquired Insight Innovators as noted above.

Overview

In 2015 we elected to focus our efforts on the development of IDdriven, our IAM enterprise solutions product, and moved away from our consulting business which we started in 2013. This change resulted in a significant drop in revenues and reduction in capital resources in first quarter of 2016 compared to 2015 as our consulting contracts expired.

For the first quarter of 2016, we have generated losses from operations. As of March 31, 2016, our accumulated deficit was $2,649,860.  Our loss from operations for first quarter of 2016 and 2015 was $460,799 and $184,608, respectively. Our cash used in operations was $382,205 and $63,444 for the first quarter of 2016 and 2015, respectively. Our Stockholders’ deficit was $1,854,863 and $486,976 as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016	December 31, 2015	Change	%
Cash and cash equivalents	$161,327	$48,764	$112,563	231%
Total Assets	$263,468	$99,702	$163,766	164%
Total Liabilities	$2,118,331	$586,678	$1,531,653	261%
Stockholders’ Deficit	$1,854,863	$486,976	$1,367,887	281%

Revenue

	Period Ended
	March 31,
	2016	2015	Change	%
Revenue	$1,732	$16,371	$(14,639)	(89%)

We recorded net consolidated revenue of $1,732 for the first quarter of 2016, compared to $16,371 for the first quarter of 2015, a decrease of $14,639, or 89%. The drop in revenue is directly related to our business model change discussed above.

Operating Expenses

	Three Months Ended
	March 31,
	2016	2015	Change	%
General and administration	$159,840	$58,155	$101,685	175%
Salaries and wages	94,962	59,551	35,411	59%
Stock based compensation	50,842	-	50,842	*
Research and development	30,949	4,218	26,731	634%
Management fees	124,552	77,625	46,927	60%
Depreciation	1,386	1,430	(44)	(3%)
	$462,531	$200,979	$261,552	130%
* Not meaningful.

Operating expenses were $462,531 for the first quarter of 2016, compared to $200,979 for the first quarter of 2015, an increase of $261,552, or 130%. The significant increase in operating expenses was largely due to general and administration expenses primarily attributed to increased professional fees due to our financing transactions and costs associated with being a U.S. public reporting company, stock based compensation for consulting services and stock option vesting expenses and management fees for our executive officers and salary and wages as we ramped up our sales and development efforts for our IDdriven software.

Loss from Operations

Loss from operations increased to $460,799 for the first quarter of 2016, compared to a loss of $184,608 for the first quarter of 2015, an increase of $276,191, or 150%. The change was a result of a reduction in revenue and increases in expenses discussed above.

Other Expenses

	Three Months Ended
	March 31,
	2016	2015	Change	%
Interest income	$-	$2,070	$(2,070)	(100%)
Interest expense	(23,581)	-	(23,581)	*
Change in fair value of derivative liability	(1,176,150)	-	(1,176,150)	*
	$(1,199,731)	$2,070	$(1,201,801)	*
* Not meaningful

Other expense was $1,199,731 for the first quarter of 2016, compared to other income $2,070 for the first quarter of 2015, an increase in other expense of $1,201,801. The significant increase in other expense was primarily from a change in fair value of derivative liability related to our convertible notes and warrants and interest expense charges from borrowings, partially offset by a reduction in interest income.

Net Loss

Net loss was $1,660,530 for the first quarter of 2016, compared to $148,038 for the first quarter of 2015. The increase in net loss of $1,512,492, was a result of a reduction in revenue and increases in expenses discussed above.

Our comprehensive loss was $1,663,729 for the first quarter of 2016 compared to $156,813 for the first quarter of 2015, as adjusted for unrealized foreign currency translation changes of ($3,199) and ($8,775), respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight Innovator’s) functional currency being the Euro and our reporting currency being the U.S. Dollar.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the periods ended March 31, 2016, December 31, 2015 and March 31, 2015:

	As of
	March 31, 2016	December 31, 2015	Change	%
Current Assets	$236,476	$73,964	$162,512	220%
Current Liabilities	1,639,852	116,365	1,523,487	1,309%
Working Capital	$(1,403,376)	$(42,401)	$(1,360,975)	3,210%

	Three Months Ended
	March 31,
	2016	2015	Change
Cash Flows used in Operating Activities	$(382,205)	$(63,444)	$(318,761)
Cash Flows used in Investing Activities	(1,458)	-	(1,458)
Cash Flows from Financing Activities	495,000	-	495,000
Foreign currency adjustment	1,226	(6,927)	8,153
Net Increase (Decrease) in Cash During Period	$112,563	$(70,371)	$182,934

As of March 31, 2016 and December 31, 2015 our current assets were $236,476 and $73,964, respectively.  The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and debt service over the next 12 months.

As of March 31, 2016, our working capital deficiency was $1,403,376, an increase of $1,360,975 as compared to December 31, 2015 when we had a working capital deficiency of $42,401.  The change in working capital during the first quarter of 2016 was primarily from an increase in change in fair value of derivative liability related to our convertible notes and warrants, an increase in accounts receivable and accrued expenses, a convertible note payable, partially offset by an increase in cash of $112,563 to $161,327.

Net cash used in operating activities during the first quarter of 2016 increased by $318,761 to $382,205, from $63,444 in the first quarter of 2015. The increase was primarily due to a loss net loss $1,660,530, an increase in prepaid expenses partially offset by an increase in change in fair value of derivative liability related to our convertible notes and warrants, stock-based compensation, accounts payable, accrued interest, amortization of debt discount and expenses paid by note payable in the first quarter of 2016, as compared to a net loss of $148,038 in the first quarter of 2015.

Net cash used in investing activities for the first quarter of 2016 and 2015 was $1,458 and $0, respectively. During the first quarter of 2016 we purchased equipment of $1,458 whereas during the first quarter of 2015 $0 was used for the purchase of equipment.

Cash flows from financing activities for the first quarter of 2016 were $495,000 as a result of proceeds from issuance of notes payable and preferred stock subscriptions.  During the first quarter of 2015 we had $0 cash flow from financing activities.

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

As part of our capital raising efforts, in March 2016 we raised $250,000 by issuing a 10% convertible note, $245,000 from preferred stock subscriptions and our Board of Directors authorized us to engage a broker dealer to begin a private offering of up to $5,000,000 of our securities on terms and conditions to be approved by the Board of Directors.  There can be no assurance that we will be able to raise funds in this offering or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities which could harm our financial conditions and operating results. Furthermore, any issuance of equity securities will result in dilution to our stockholders. Issuance of debt or convertible securities could also involve substantial dilution to our stockholders or operational and financial covenants that might inhibit our ability to implement our business plan.

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

The material estimates for our company are that of the stock-based compensation recorded for options and warrants issue and the fair of embedded conversion options that are convertible into a variable amount of shares, and the income tax valuation allowance recorded for deferred tax assets. The fair values of options, warrants, and embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2016 and 2015 was estimated using the average historical volatility of three public companies offering services similar to ours. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $2.6 million through March 31, 2016 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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
Share-based expense totaled $50,842 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

Also, refer Note 2 - Significant Accounting Policies and Note 5 – Derivative Liabilities in the unaudited condensed consolidated financial statements that are included in this Report.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited condensed consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information under Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Arend D. Verweij, the certifying officer. Based upon that evaluation, our certifying officer concluded that as of the end of the period covered by this report, March 31, 2016, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Based on the evaluation described above, our certifying officers have concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective because we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During January 2016, we entered into a consulting agreement with an unrelated third party for a term of six months that required the one-time issuance of 100,000 shares of our unregistered common stock valued at $10,000 and to pay monthly consulting fees of $10,000 up to the estimated total contract amount of $22,627.

During February 2016, we entered into a one-year consulting agreement with an unrelated party that requires the issuance of a note payable for $30,000 and 300,000 shares of our unregistered common stock valued at $30,000.  The shares were issued during March 2016.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.INS*	XBRL Taxonomy Extension Calculation Linkbase Document

101.INS*	XBRL Taxonomy Extension Definition Linkbase Document

101.INS*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDdriven, Inc.

Date: May 18, 2016	By:	/s/ Arend D. Verweij
Arend D. Verweij
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)