Form 10-Q
period 2016-06-30
IDdriven, Inc.
filed 2016-08-22
CIK 1605024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceeding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2016, there were 78,541,405 shares of the registrant's common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report includes forward-looking statements. These forward looking statements are based on our management's current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on April 14, 2016.

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

ITEM 1. FINANCIAL STATEMENTS.

IDdriven Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$68,213	$48,764
Accounts receivable	-	2,005
Other receivables and prepaid expenses	50,241	23,195
Total Current Assets	118,454	73,964

Property and equipment, net	7,407	8,455
Other assets	17,600	17,283
TOTAL ASSETS	$143,461	$99,702

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$310,158	$62,671
Accrued expenses	39,575	4,868
Other current liabilities	67,249	17,746
Convertible note payable, net of unamortized debt discount of $224,403 and $0, respectively	570,597	-
Notes payable, net of unamortized debt issuance cost of $96,970 and $0, respectively	14,130	-
Derivative liabilities	625,891	31,080
Total Current Liabilities	1,627,600	116,365

Long-term Liabilities
Convertible notes payable, net of unamortized debt discount and debt issue cost of $68,382 and $29,687, respectively	6,618	470,313
TOTAL LIABILITIES	1,634,218	586,678

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value Series A convertible preferred stock, $0.001 par value, $1.00 stated value; 808,000 shares designated; 751,568 and 807,568 shares issued and outstanding, respectively.	752	808
Common stock: 500,000,000 authorized; $0.001 par value 77,599,785 and 74,910,000 shares issued and outstanding, respectively	77,600	74,910
Additional paid in capital	855,418	696,368
Series A convertible preferred stock subscription	-	(250,000)
Accumulated deficit	(2,401,389)	(989,330)
Accumulated other comprehensive loss	(23,138)	(19,732)
Total Stockholders' Deficit	(1,490,757)	(486,976)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$143,461	$99,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDdriven Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues	$5,241	$27,652	$6,973	$44,023

Operating Expenses
General and administration	304,650	39,379	464,490	97,534
Salaries and wages	95,841	59,704	190,803	119,255
Stock based compensation	10,842	-	61,684	-
Research and development	31,698	28,926	62,647	33,144
Management fees	125,968	74,250	250,520	151,875
Depreciation	1,287	1,369	2,673	2,799
Total operating expenses	570,286	203,628	1,032,817	404,607

Loss from operations	(565,045)	(175,976)	(1,025,844)	(360,584)

Other income (expense)
Interest income	-	62	-	2,132
Interest expense	(98,385)	-	(121,966)	-
Change in fair value of derivative liability	911,901	-	(264,249)	-
Total other income (expense)	813,516	62	(386,215)	2,132

Net income (loss) before taxes	248,471	(175,914)	(1,412,059)	(358,452)

Income tax benefit	-	-	-	34,500

Net income (loss)	$248,471	$(175,914)	$(1,412,059)	$(323,952)

Other comprehensive income (loss)
Foreign currency translation adjustment	(207)	(3,277)	(3,406)	(12,052)

Comprehensive income (loss)	$248,264	$(179,191)	$(1,415,465)	$(336,004)

Basic and dilutive income (loss) per common share	$0.00	$(0.02)	$(0.02)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	75,583,779	8,735,881	75,377,692	4,461,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDdriven Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,412,059)	$(323,952)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,673	2,799
Stock-based compensation	61,684	-
Expenses paid by note payable	27,500	-
Amortization of debt discount and debt issue cost	87,994	-
Change in fair value of derivative	264,249	-
Changes in operating assets and liabilities:	-
Accounts receivable	2,060	53,402
Loan receivable	-	33,000
Prepaid expenses and other receivables	(9,121)	24,630
Accounts payable	246,876	93,625
Accrued interest	33,764	598
Other current liabilities	45,943	(13,053)
Net Cash Used in Operating Activities	(648,437)	(128,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,458)	-
Net Cash Used in Investing Activities	(1,458)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	325,000	44,799
Payment of financing cost	(17,500)	-
Proceeds from issuance of promissory notes payable	111,100	-
Proceeds from preferred stock subscription	250,000	-
Net Cash Provided By Financing Activities	668,600	44,799

Foreign currency translation effect on cash and cash equivalents	744	(7,096)

Increase (decrease) in cash and cash equivalents	19,449	(91,248)
Cash and cash equivalents, beginning of period	48,764	92,224
Cash and cash equivalents, end of period	$68,213	$976

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemented disclosure of non-cash investing and financing activities
Issuance of common stock for conversion of debt	$-	$44,799
Derivative liability recognized as debt discount	$330,562	$-
Preferred stock conversion into common stock	$1,890	$-
Common stock issued for debt discount	$100,000	$-
Prepaid expense paid by note payable	$17,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDDRIVEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Operations

IDdriven, Inc., ("IDdriven", "we", "us", or the "Company") is a Nevada corporation incorporated on January 27, 2014 under the name TiXFi, Inc. ("TiXFi"). Insight Innovators B.V., was incorporated on May 22, 2013 in the Netherlands and has its registered corporate seat in Amersfoort, The Netherlands.

Effective on February 1, 2016, the Company's corporate name was changed to IDdriven, Inc. Following its December 21, 2015 acquisition of a 100% ownership interest of Insight Innovators, B.V., a Dutch corporation ("Insight"), the Company became an enterprise software company that developed, and is currently marketing and seeking license opportunities for a next-generation Identity and Access Management enterprise solution designed to manage large volumes of users and access rights over various applications in hybrid environments (cloud and on-premises). The Company's sports and entertainment ticket broker business was sold upon completion of the Insight merger as discussed below.

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

Stock Split. Effective January 21, 2016, we effected a 1 for 6 forward stock split of our issued and outstanding common stock (the "Forward Stock Split"). All references to shares of our common stock in this report on Form 10-Q refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

Share Exchange and Reorganization

On December 21, 2015 (the "Effective Date"), Insight Innovators B.V. merged into IDdriven, and became a 100% subsidiary of IDdriven. Furthermore, the Company entered into and closed on a share exchange agreement with IDdriven and its shareholders. Pursuant to the terms of the share exchange agreement, IDdriven issued 55,980,000 shares of its unregistered common stock to the shareholders of Insight in exchange for 40,074 shares of Insight's common stock, representing 100% of its issued and outstanding common stock and assumed $46,000 of Insight's debts and as a result of the share exchange agreement, Insight became a wholly owned subsidiary of TiXFi. In conjunction with the Share Exchange, we purchased 12,000,000 shares of our common stock from Paula Martin, our former Chief Executive Officer and sole director, for a price of approximately $0.0125 per share (an aggregate of $150,000) pursuant to the terms of a Stock Redemption Agreement dated December 21, 2015. In addition, pursuant to the terms and conditions of a Spin-Off Agreement dated December 21, 2015, Ms. Martin acquired all assets and liabilities related our online ticket brokerage business in exchange for the cancellation by Ms. Martin of 18,000,000 shares of our common stock she held.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates the Company's continuation as a going concern. The Company has incurred operating losses of $1,025,844 during the period ended June 30, 2016 and has an accumulated deficit of $2,401,389 as of June 30, 2016. In addition, current liabilities exceed current assets by $1,509,145 as of June 30, 2016.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on April 14, 2016.

Consolidation Policy

For June 30, 2016, the unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Insight Innovators B.V. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to December 21, 2015, the financial statements presented are those of Insight.

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

Functional currency

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars ("USD"). The Company's wholly owned subsidiary (Insight's) functional currency is the Euro. The financial statements are translated into USD in accordance with Codification ASC 830, "Foreign Currency Matters". All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders' equity in accordance with Codification ASC 220, "Comprehensive Income".

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into Euro at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

	June 30, 2016	December 31, 2015

Spot Euro: USD exchange rate	$1.11	$1.09

Average Euro: USD exchange rate	$1.11-1.12	$1.10–1.15

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition ("ASC 605-10") which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or is determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. The Company's agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, the agreements are accounted for as service contracts.

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

Fair value measurements

Fair value is defined as the price that the Company would receive to sell an investment or pay to transfer a liability in a timely transaction with an independent counter-party in the principal market or in the absence of a principal market, the most advantageous market for the investment or liability. A three-tier hierarchy is established to distinguish between (1) inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances (unobservable inputs); and establishes a classification of fair value measurements for disclosure purposes.

The hierarchy is summarized in the three broad levels listed below:

Level 1	quoted prices in active markets for identical assets and liabilities
Level 2	other significant observable inputs (including quoted prices for similar assets and liabilities, interest rates, credit risk, etc.)
Level 3	significant unobservable inputs (including the Company's own assumptions in determining the fair value of assets and liabilities).

In accordance with Accounting Standards Codification ("ASC") 815, the Company's debt derivative liabilities are measured at fair value on a recurring basis, and are level 3 measurements in the three-tier fair value hierarchy.

There were no transfers between the levels of the fair value hierarchy during the periods ended June 30, 2016 and 2015.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity –Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Share-based expense totaled $61,684 and $0 for the six months ended June 30, 2016 and 2015, respectively. Share-based expense totaled $10,842 and $0 for the three months ended June 30, 2016 and 2015, respectively.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The following table summarizes fair value measurements by level at June 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$625,891	$625,891

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$31,080	$31,080

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument's maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be "down-round protection" and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 "Derivatives and Hedging," since "down-round protection" is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered "indexed to the Company's own stock" which is a requirement for the scope exception as outlined under ASC 815.

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

Recently Issued Accounting Standards

FASB Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers" was issued May 2014 and updates the principles for recognizing revenue. The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer. This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

FASB ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" was issued in April 2016 and adds further guidance on identifying performance obligations as well as improving licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

FASB ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients" was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

FASB ASU 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting" was issued in March 2016. This simplifies accounting for several aspects of share-based payment including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-17, "Income Taxes Balance Sheet Classification of Deferred Taxes" was issued in November 2015. This requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position and applies to all entities that present a classified statement of financial position. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" was issued in August 2015 which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs" was issued in April 2015. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-12, "Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award's grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. This update did not have a significant impact upon early adoption.

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's unaudited condensed consolidated financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(Unaudited)

Furniture	$5,915	$5,915
Computers	18,886	17,428
	24,801	23,343
Accumulated Depreciation	(15,248)	(12,575)
Foreign currency translation effect	(2,146)	(2,313)
	$7,407	$8,455

Depreciation expense for the three and six months ended June 30 2016 and 2015 amounted to $1,287, $2,673, $1,369, and $2,799, respectively. All of our property and equipment are recorded in Insight (foreign subsidiary) as of June 30, 2016 and December 31, 2015.

NOTE 4. NOTES PAYABLE

Note payable consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)

Promissory Notes – June 2016	$111,100	$-
Less debt issuance cost	(96,970)	-
	14,130	-
Less current portion of convertible note payable	(14,130)	-
Long-term convertible note payable	$-	$-

Dated June 16, 2016

On June 16, 2016, the Company issued a 10% Secured Promissory Note (the "Promissory Note") for $100,000 and 400,000 shares of our unregistered common stock. The note bears interest at the rate of 10% per annum and is due in full on June 16, 2017. The note is secured by the pledge of 17,910,000 shares of the Company's common stock, held by its CEO. The 400,000 common shares had a deemed value of $100,000 and were accounted for as a finance cost to the Promissory Note, resulting in a debt discount on day one of $100,000.

The Company recognized amortization expense related to the debt discount of $3,030 and $0 for the six months ended June 30, 2016 and 2015, respectively, which is included in interest expense in the unaudited condensed consolidated statements of operations.

Dated June 29, 2016

On June 29, 2016, the Company issued a 8% Promissory Note for EUR10,000 ($11,100). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)

Convertible Note - December 2015	$500,000	$500,000
Convertible Note - February 2016	30,000	-
Convertible Note - March 2016	250,000	-
Convertible Notes - May 2016	75,000	-
Convertible Note - June 2016	15,000	-
	870,000	500,000
Less debt discount and debt issuance cost	(292,785)	(29,687)
	577,215	470,313
Less current portion of convertible note payable	(570,597)	-
Long-term convertible note payable	$6,618	$470,313

The Company recognized amortization expense related to the debt discount and deferred financing fees of $84,964 and $0 for the six months ended June 30, 2016 and 2015, respectively, which are included in interest expense in the consolidated statements of operations.

Dated – Issued in Fiscal Year 2015

On December 21, 2015, the Company issued a 10% Convertible Note (the "10% Convertible Note") in the amount of $500,000, in exchange for a promissory note for $500,000 originally issued by Insight on October 20, 2015 to an unrelated third party investor (the "Investor"). The Company assumed accrued interest of $3,838 due from this previous promissory note. The 10% Convertible Note bears interest at the rate of 10% per annum and matures May 1, 2017. The holder is entitled to convert any portion of the outstanding and unpaid conversion amount in to fully paid and non-assessable shares of Common Stock. The conversion price (the "Conversion Price") is 75% of the volume weighted average price of the Common Stock for the ten (10) trading days immediately prior to the applicable conversion date, subject to adjustment herein but in no event: (i) lower than $4,000,000 divided by the total number of shares of Common Stock outstanding immediately prior to the conversion date; or (ii) greater than $12,000,000 divided by the total number of shares of common stock outstanding immediately prior to the conversion date.

Dated – Issued in Fiscal Year 2016

During the six months ended June 30, 2016, the Company issued a total of $370,000 notes with the following terms:

•	Terms 6 – 18 months

•	Annual interest rates ranging from 8% to 10%

•	Convertible at the option of the holders either at issuance or 6 months from issuance.

•

Conversion prices are typically based on the discounted (20% - 25% discount) lowest trading prices of the Company's shares during various periods prior to conversion, subject to adjustment to not convert in a value band, not lower than $4,000,000 to $6,000,000 or higher than $12,000,000 to $18,000,000, divided by the total number of shares of common stock outstanding immediately prior to the conversion date.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity's Own Stock and therefore bifurcated the embedded conversion option once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature was recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible as of June 30, 2016 and December 31, 2015 amounted to $625,891 and $31,080, respectively. $330,562 of the value assigned to the derivative liability was recognized as a debt discount to the notes and warrants while the balance of $294,345 was recognized as a "day 1" derivative loss.

NOTE 6. DERIVATIVE LIABILITY

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, "Derivatives and Hedging," and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrants is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in June 30, 2016 and December 31, 2015:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2016	2015
(unaudited)

Expected term	0.44 - 4.75 years	1.33 - 1.36 years
Expected average volatility	103% - 146%	108% - 110%
Expected dividend yield	-	-
Risk-free interest rate	0.36% - 1.21%	0.80%

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2015	$31,080
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	330,562
Addition of new derivative liabilities recognized as loss on convertible notes	220,441
Addition of new derivative liabilities recognized as issuance of warrants	73,904
Gain on change in fair value of the derivative liabilities	(30,096)
Balance – June 30, 2016	$625,891

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The following table summarizes the loss on derivative liability included in the income statement for the financial periods ended June 30, 2016 and 2015, respectively.

	Six Months Ended
	June 30,
	2016	2015

Day one loss due to derivative liabilities on convertible notes and warrants	$294,345	$-
Gain on change in fair value of the derivative liabilities	(30,096)	-
Net loss on derivative liability	$264,249	$-

NOTE 7. RELATED PARTY CONSIDERATIONS

Rent

Insight leases approximately 4,000 square feet of space in The Netherlands from a related party landlord, owned by immediate family member of management. The terms of the lease require that Insight pay €1,500 per month (approximately $1,680 per month) on a month to month basis to a related party landlord, owned by immediate family member of management.

Total rent expenses for the six months ended June 30, 2016 and 2015 were $10,035 and $10,125, respectively. Total rent expenses for the three months ended June 30, 2016 and 2015 were $5,040 and $5,175, respectively.

Management Contracts

During the years ended December 31, 2015 and 2014, the Company entered into management contracts with officers and directors of the Company who are also major shareholders, whereby they received cash salaries, stock option grants and other commitments (see note 10).

During the six months ended June 30, 2016 and 2015, the Company incurred management fees of $250,520 and $151,875, respectively, to directors and/or officers of the Company. During the three months ended June 30, 2016 and 2015, the Company incurred management fees of $125,968 and $74,250, respectively, to directors and/or officers of the Company.

NOTE 8. CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company's revenues for the periods ended June 30, 2016 and 2015. In the year ended December 31, 2015 Insight Innovators decided to stop with consultancy and move forward as a product company.

	Six Months Ended	Six Months Ended
Customer	June 30, 2016	June 30, 2015

Consultancy
EU OCG UK	-%	50%
EU Key Talk	-%	50%
Software Licence
EU PWN	100%	-%

All of our sales were generated in foreign countries by Insight during the periods ended June 30, 2016 and 2015.

NOTE 9. STOCKHOLDERS' DEFICIT

On January 21, 2016 with an effective date of February 1, 2016, the Company filed Amended and Restated Articles of Incorporation (the "Amended and Restated Articles") with the Secretary of State of the State of Nevada to:

•	Increase the number of authorized shares of common stock, $0.001 par value from 100,000,000 to 500,000,000;

•	Create a class of preferred stock consisting of 10,000,000 shares, the designations and attributes of which are left for future determination by our board of directors ("Preferred Stock");

•	Designate 808,000 shares of Preferred Stock as its Series A Preferred;

•	Effect a 1 for 6 forward stock split of the Company's issued and outstanding common stock;

Preferred Stock

The Company has authorized 10,000,000 preferred shares with a par value of $0.001 per share. The Board of Directors is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

Series A Convertible Preferred Stock

The Company has designated 808,000 shares of Series A Convertible Preferred Stock. As at June 30, 2016 and December 31, 2015, the Company had 751,568 and 807,568 shares of Series A Convertible preferred stock issued and outstanding, respectively.

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

•

As long as any shares of Series A Preferred are outstanding, unless the holders of at least 51% in Stated Value of the then outstanding shares of such Series A Preferred shall have given prior written consent, the Corporation shall not, and shall not permit any Subsidiary to, directly or indirectly:

a) The Company shall be prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents (or a combination of units thereof) involving a variable rate transaction. "Variable Rate Transaction" means a transaction in which the Company (i) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive, additional shares of common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock or (ii) enters into any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price.

During the year ended December 31, 2015, we issued 807,568 shares of Series A Convertible Preferred stock, to five individuals, as part of the merger with Insight. The shares were issued for cash of $557,802 and exchange of a convertible note payable and accrued interest of $257,912.

During the period ended June 30, 2016, 56,000 shares of Series A Convertible Preferred Stock, were converted into 1,889,785 shares of common stock.

Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the period ended June 30, 2016, the Company issued 2,689,785 shares of common stock, as follows:

•	400,000 shares of common stock to consultants, for services valued at $40,000.

•	1,889,785 shares of common stock in a conversion of 56,000 shares of Series A Convertible Preferred Stock.

•	400,000 shares of common stock, with a value of $100,000, issued as part of a $100,000 Promissory Note.

As at June 30, 2016 and December 31, 2015 the Company had 77,599,785 and 74,910,000 shares of common stock issued and outstanding, respectively.

Warrants

On March 28, 2016, the Company issued a Convertible Note in the amount of $250,000 and warrants to purchase up to 250,000 shares of our common stock. The warrants are exercisable into 250,000 shares of common stock, for a period of five years from issuance, at a price of $0.40 per share. We accounted for the issuance of the Warrants in accordance with ASC 815 as a derivative (see Note 6).

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

250,000	4.75	$0.40	250,000	$0.40

NOTE 10. INCENTIVE STOCK PLANS

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

A summary of activity during the period ended June 30, 2016 follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value

Balances as of December 31, 2015	8,173,686	$0.0587	$71,630	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/canceled	-	-	-	-
Balances as of June 30, 2016	8,173,686	$0.0587	$71,630	$-

The outstanding options have a weighted-average remaining contract term of 4.48 years. As of June 30, 2016, all options remain unvested.

One-third of the options granted vest at the end of the first, second and third year after the date of the award date of December 21, 2015. After vesting, the option generally can be exercised for the period remaining in the 5-year term from issuance date. Total compensation cost expected to be recognized for unvested options at June 30, 2016 amounted to $21,684 over a weighted average period of six months.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2015:

Year Ended December 31,
2015

Expected term	5 years
Expected average volatility	95%
Expected dividend yield	-
Risk-free interest rate	1.67%
Expected annual forfeiture rate	-

The following table summarizes information relating to outstanding and exercisable stock options as of June 30, 2016:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

8,173,686	4.48	$0.0587	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at June 30, 2016 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of June 30, 2016, the aggregate intrinsic value of options outstanding was $nil, as we did not have options available for exercise. As of June 30, 2016, no options to purchase shares of common stock were exercisable.

NOTE 11. SUBSEQUENT EVENTS

On July 22, 2016, $150,000 portion of a convertible note was converted into 941,620 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and associated notes appearing elsewhere in this Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See "Cautionary Note Regarding Forward-Looking Statements." Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including the risks and uncertainties described under "Risk Factors."

Accounting Periods. We define our accounting periods as follows:

•	"2015"-January 1, 2015 through December 31, 2015,

•	"second quarter of 2015"-April 1, 2015 through June 30, 2015,

•	"2016"-January 1, 2016 through December 31, 2016,

•	"second quarter of 2016"-April 1, 2016 through June 30, 2016.

Recapitalization, Change in Fiscal Year. Our acquisition of Insight Innovators, B.V., a Dutch corporation ("Insight Innovators") discussed below was accounted for as a recapitalization of Insight Innovators since the shareholders of Insight Innovators obtained voting and managing control of our company. Insight Innovators was the acquirer for financial reporting purposes and IDdriven, Inc. was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both IDdriven, Inc. and Insight Innovators, the historical operations of Insight Innovators and their consolidated operations from the December 21, 2015 closing date of the acquisition. Insight Innovators retroactively applied its recapitalization pursuant to the terms of the Agreement for all periods presented in the accompanying consolidated financial statements. On January 21, 2016, our Board of Directors approved a change in our fiscal year following our acquisition of Insight Innovators and adopted the fiscal year end of Insight Innovators thereby changing our fiscal year end from February 28 to December 31. These financial statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Stock Split. Effective January 21, 2016, we effected a 1 for 6 forward stock split of our issued and outstanding common stock (the "Forward Stock Split"). All references to shares of our common stock in this report on Form 10-Q refers to the number of shares of common stock after giving effect to the Forward Stock Split (unless otherwise indicated).

Company Overview

We are an enterprise software company that has developed and is now launching the next generation in Identity and Access Management ("IAM") enterprise solutions into a demand driven market. IAM is a solution that helps end-users to ensure that access across multiple technological environments is granted only to the right individuals. IAM solutions provide secure, identity-based access to various systems, applications, and information from any location. Thus, IAM solutions minimize the risk of fraudulent activities, thereby preventing the misuse of data. IAM solutions are being widely adopted by large and medium-scale enterprises as well as government departments.

Our flagship product - IDdriven - is designed to manage large volumes of users and access rights over various applications in hybrid environments (cloud and on-premise). IDdriven is a superior, next-gen hybrid cloud-based solution and the new state of the art software delivered as a service (Software as a Service or "SaaS"). It is dynamic, seamless, scalable, and flexible with the widest array of features. Its plug & play functionality enables a new, untapped small and medium-sized enterprises (SME) marketplace.

Marketing Strategy

We use different marketing channels to reach two different categories of customer:

●	Small & Medium Enterprises (SME) (<500 subscribers) - via direct web-based interaction; and
●	Large companies (500+) via channel partners.

We are a cost effective SaaS solution suitable to companies in all industries of any size. SME's will be able to download IDdriven and pay with a credit card to capitalize on the program's simple, plug & play installation. Large companies typically use a channel partner for a more sophisticated implementation to utilize IDdriven's advanced features not needed by SME's.

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

On December 21, 2015, we completed a reverse merger with Insight Innovators, pursuant to which Insight Innovators became a wholly owned subsidiary of our company. Pursuant to the terms of a share exchange agreement, we issued 55,980,000 shares of our unregistered common stock to the shareholders of Insight in exchange for 40,074 shares of Insight's common stock, representing 100% of its issued and outstanding common stock and assumed $46,000 of Insight's debts. In conjunction with the share exchange agreement, we purchased 12,000,000 shares of our common stock from Paula Martin, our former Chief Executive Officer and sole director, for a price of approximately $0.0125 per share (an aggregate of $150,000) pursuant to the terms of a Stock Redemption Agreement dated December 21, 2015. In addition, pursuant to the terms and conditions of a Spin-Off Agreement dated December 21, 2015, Ms. Martin acquired all assets and liabilities related our online ticket brokerage business in exchange for the cancellation by Ms. Martin of 18,000,000 shares of our common stock she held.

Following completion of the reverse merger with Insight, on February 1, 2016 we changed our name from TiXFi, Inc. to IDdriven, Inc. After the reverse merger, we continued Insight Innovator's historical and proposed business.

Results of Operations

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

Overview

In 2015 we elected to focus our efforts on the development of IDdriven, our IAM enterprise solutions product, and moved away from our consulting business which we started in 2013. This change resulted in a significant drop in revenues and reduction in capital resources in second quarter of 2016 compared to 2015 as our consulting contracts expired.

For the second quarter of 2016, we have generated losses from operations. As of June 30, 2016, our accumulated deficit was $2,401,389. Our loss from operations for the six months ended June 30, 2016 and 2015 was $1,025,844 and $360,584, respectively. Our cash used in operations was $648,437 and $128,951 for the six months ended June 30, 2016 and 2015, respectively. Our Stockholders' deficit was $1,490,757 and $486,976 as of June 30, 2016 and December 31, 2015, respectively.

	June 30,
	2016	2015	Change	%
Cash	$68,213	$48,764	$19,449	40%
Total Assets	$143,461	$99,702	$43,759	44%
Total Liabilities	$1,634,218	$586,678	$1,047,540	179%
Stockholders' Deficit	$1,490,757	$486,976	$1,003,781	206%

For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue

	Six Months Ended
	June 30,
	2016	2015	Change	%
Revenue	$6,973	$44,023	$(37,050)	(84)%

We recorded net consolidated revenue of $6,973 for the six months ended June 30, 2016, compared to $44,023 for the same period of 2015, a decrease of $37,050, or 84%. The drop in revenue is directly related to our business model change discussed above.

Operating Expenses

	Six Months Ended
	June 30,
	2016	2015	Change	%
General and administration	$464,490	$97,534	$366,956	376%
Salaries and wages	190,804	119,255	71,549	60%
Stock based compensation	61,684	-	61,684	-
Research and development	62,647	33,144	29,503	89%
Management fees	250,520	151,875	98,645	65%
Depreciation	2,673	2,799	(126)	(5%)
	$1,032,817	$404,607	$628,210	155%

Operating expenses were $1,032,817 for the six months ended June 30, 2016, compared to $404,607 for the same period of 2015, an increase of $628,210, or 155%. The significant increase in operating expenses was largely due to general and administration expenses primarily attributed to increased professional fees due to our financing transactions and costs associated with being a U.S. public reporting company, stock based compensation for consulting services and stock option vesting expenses and management fees for our executive officers and salary and wages as we ramped up our sales and development efforts for our IDdriven software.

Loss from Operations

Loss from operations increased to $1,025,844 for the six months ended June 30, 2016, compared to a loss of $360,584 for the same period of 2015, an increase of $665,260, or 184%. The change was a result of a reduction in revenue and increases in expenses discussed above.

Other Income (Expenses)

	Six Months Ended
	June 30,
	2016	2015	Change
Interest income	$-	$2,132	$(2,132)
Interest expense	(121,966)	-	(121,966)
Change in fair value of derivative liability	(264,249)	-	(264,249)
	$(386,215)	$2,132	$(388,347)

Other expense was $386,215 for the six months ended June 30, 2016, compared to other income $2,132 for the same period of 2015, an increase in other expense of $388,347. The significant increase in other expense was primarily from a change in fair value of derivative liability related to our convertible notes and warrants and interest expense charges from borrowings, partially offset by a reduction in interest income.

Net Loss

Net loss was $1,412,059 for the six months ended June 30, 2016, compared to $323,952 for the same period of 2015. The increase in net loss of $1,088,107 or 336%, was a result of a reduction in revenue and increases in expenses discussed above.

Our comprehensive loss was $1,415,466 for the six months ended June 30, 2016 compared to $336,004 for the same period of 2015, as adjusted for unrealized foreign currency translation changes of ($3,406) and ($12,052), respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight Innovator's) functional currency being the Euro and our reporting currency being the U.S. Dollar.

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenue

	Three Months Ended
	June 30,
	2016	2015	Change	%
Revenue	$5,241	$27,652	$(22,411)	(81)%

The drop in revenue, during the three months ended June 30, 2016 by 81%, is directly related to our business model change discussed above.

Operating Expenses

	Three Months Ended
	June 30,
	2016	2015	Change	%
General and administration	$304,650	$39,379	$265,271	674%
Salaries and wages	95,842	59,704	36,138	61%
Stock based compensation	10,842	-	10,842	-
Research and development	31,698	28,926	2,772	10%
Management fees	125,968	74,250	51,718	70%
Depreciation	1,287	1,369	(82)	(6)%
	$570,286	$203,628	$366,658	180%

The significant increase in operating expenses, during the three months ended June 30, 2016, of $366,658 or 180% was largely due to general and administration expenses primarily attributed to increased professional fees due to our financing transactions and costs associated with being a U.S. public reporting company, stock based compensation for consulting services and stock option vesting expenses and management fees for our executive officers and salary and wages as we ramped up our sales and development efforts for our IDdriven software.

Loss from Operations

Loss from operations increased to $565,045 for the three months ended June 30, 2016, compared to a loss of $175,976 for the three months ended June 30, 2015, an increase of $389,069, or 221%. The change was a result of a reduction in revenue and increases in expenses discussed above.

Other Income (Expenses)

	Three Months Ended
	June 30,
	2016	2015	Change
Interest income	$-	$62	$(62)
Interest expense	(98,385)	-	(98,385)
Change in fair value of derivative liability	911,901	-	911,901
	$813,516	$62	$813,454

The significant increase in other income was primarily from a change in fair value of derivative liability related to our convertible notes and warrants and interest expense charges from borrowings, partially offset by an increase in interest expense.

Net Income (Loss)

	Three Months Ended
	June 30,
	2016	2015	Change	%
Net income (loss)	$248,471	$(175,914)	$424,385	241%

The increase in net income, for the three months ended June 30, 2016, of $424,385, was primarily a result of a gain on the change in fair value of derivative liability by $911,901 during the three months ended June 30, 2016.

Our comprehensive income was $248,263 for the three months ended June 30, 2016 compared to a loss of $179,191 for the three months ended June 30, 2015, as adjusted for unrealized foreign currency translation changes of ($207) and ($3,277), respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight Innovator's) functional currency being the Euro and our reporting currency being the U.S. Dollar.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the periods ended June 30, 2016, December 31, 2015 and June 30, 2015:

	June 30, 2016	December 31, 2015	Change
Current Assets	$118,454	$73,964	$44,490
Current Liabilities	1,627,600	116,365	1,511,235
Working Capital Deficiency	$(1,509,146)	$(42,401)	$(1,466,745)

	Six Months Ended
	June 30,
	2016	2015	Change
Cash Flows used in Operating Activities	$(648,437)	$(128,951)	$(519,486)
Cash Flows used in Investing Activities	(1,458)	-	(1,458)
Cash Flows from Financing Activities	668,600	44,799	623,801
Foreign currency adjustment	744	(7,096)	7,840
Net Increase (Decrease) in Cash During Period	$19,449	$(91,248)	$110,697

As of June 30, 2016 and December 31, 2015 our current assets were $118,454 and $73,964, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and debt service over the next 12 months.

The change in working capital during the six months ended June 30, 2016 was primarily from an increase in change in fair value of derivative liability related to our convertible notes and warrants, an increase in accounts payable and accrued expenses, an increase in convertible note payable, partially offset by an increase in cash of $19,449 to $68,213.

Net cash used in operating activities during the six months ended June 30, 2016 increased by $519,486 from the same period of 2015. The increase was primarily due to a net loss of $1,412,059, reduced by an increase in non-cash items totaling $444,100, primarily from stock based compensation, expenses paid by a note payable, amortization of debt discounts, and change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $319,522. During the six months ended June 30, 2015, the net loss was $323,952, with a non-cash add back for depreciation of $2,799, and a net change in operating assets and liabilities of $192,202.

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $1,458 and $0, respectively. During the six months ended June 30, 2016 we purchased equipment of $1,458.

Cash flows from financing activities for the six months ended June 30, 2016 were $668,600 as a result of net proceeds from issuance of notes payable of $418,600 and proceeds from preferred stock subscriptions of $250,000. During the six months ended June 30, 2015 we had $44,799 cash flow from financing activities, from the proceeds of notes payable.

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

As part of our capital raising efforts, in the six months ended June 30, 2016, we raised $325,000 by issuing 10% convertible notes, $111,100 by issuing 8% to 10% promissory notes, $250,000 from preferred stock subscriptions, and our Board of Directors authorized us to engage a broker dealer to begin a private offering of up to $5,000,000 of our securities on terms and conditions to be approved by the Board of Directors. There can be no assurance that we will be able to raise funds in this offering or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities which could harm our financial conditions and operating results. Furthermore, any issuance of equity securities will result in dilution to our stockholders. Issuance of debt or convertible securities could also involve substantial dilution to our stockholders or operational and financial covenants that might inhibit our ability to implement our business plan.

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

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact on our business operations and any associated risks related to these policies are discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported or expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"). We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The material estimates for our company are that of the stock-based compensation recorded for options and warrants issue and the fair of embedded conversion options that are convertible into a variable amount of shares, and the income tax valuation allowance recorded for deferred tax assets. The fair values of options, warrants, and embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options' vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2016 and 2015 was estimated using the average historical volatility of three public companies offering services similar to ours. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $2.4 million through June 30, 2016 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Stock-Based Compensation

ASC 718, "Compensation - Stock Compensation," prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity - Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $61,684 and $0 for the six months ended June 30, 2016 and 2015, respectively.

Convertible Notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument's maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be "down-round protection" and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 "Derivatives and Hedging", since "down-round protection" is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered "indexed to the Company's own stock" which is a requirement for the scope exception as outlined under ASC 815.

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

Also, refer Note 2 - Significant Accounting Policies and Note 6 - Derivative Liability in the unaudited condensed consolidated financial statements that are included in this Report.

Recent accounting pronouncements

For discussion of recently issued and adopted accounting pronouncements, please see Note 2 to the unaudited condensed consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company", we are not required to provide the information under Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Arend D. Verweij, the certifying officer. Based upon that evaluation, our certifying officer concluded that as of the end of the period covered by this report, June 30, 2016, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the "Commission").

Our certifying officers further concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are also ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

Based on the evaluation described above, our certifying officers have concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective because we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation of our controls performed during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS.

None.

ITEM1A. RISK FACTORS.

As a "smaller reporting company", we are not required to provide disclosure under this Item 1A.

ITEM2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During June 2016, an unrelated third party converted 56,000 shares of Series A Preferred Stock for 1,889,785 shares of our unregistered common stock.

During June 2016, we issued a note payable for $100,000 to an unrelated party that requires the issuance of 400,000 shares of our unregistered common stock valued at $100,000.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act").

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM5. OTHER INFORMATION.

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

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDdriven, Inc.

Date: August 22, 2016	By:	/s/ Arend D. Verweij
Arend D. Verweij
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

