Form 10-Q
period 2016-09-30
IDdriven, Inc.
filed 2016-11-18
CIK 1605024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-55645

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of November 18, 2016, there were 82,561,409 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

IDdriven Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,811	$48,764
Accounts receivable	19,379	2,005
Other receivables and prepaid expenses	19,215	23,195
Total Current Assets	51,405	73,964

Property and equipment, net	6,229	8,455
Other assets	17,758	17,283
TOTAL ASSETS	$75,393	$99,702

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$402,908	$62,671
Accrued expenses	61,018	4,868
Subscription payable	51,000	-
Other current liabilities	18,455	17,746
Convertible note payable, net of unamortized debt discount of $349,798 and $0, respectively	545,511	-
Notes payable – related party	66,864	-
Derivative liabilities	871,625	31,080
Total Current Liabilities	2,017,381	116,365

Long-term Liabilities
Convertible notes payable, net of unamortized debt discount and debt issue cost of $55,147 and $29,687, respectively	19,853	470,313
TOTAL LIABILITIES	2,037,234	586,678

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock: 10,000,000 authorized shares; $0.001 par value Series A convertible preferred stock, $0.001 par value, $1.00 stated value; 808,000 shares designated; 641,332 and 807,568 shares issued and outstanding, respectively.	642	808
Common stock: 500,000,000 authorized; $0.001 par value 82,561,409 and 74,910,000 shares issued and outstanding, respectively	82,561	74,910
Additional paid in capital	1,175,765	696,368
Series A convertible preferred stock subscription	-	(250,000)
Accumulated deficit	(3,196,370)	(989,330)
Accumulated other comprehensive loss	(24,439)	(19,732)
Total Stockholders' Deficit	(1,961,841)	(486,976)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$75,393	$99,702

See accompanying notes to these unaudited condensed consolidated financial statements.

IDdriven Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$41,709	$8,811	$48,682	$52,834

Operating Expenses
General and administration	163,276	61,651	627,766	159,185
Salaries and wages	91,651	73,215	282,454	192,470
Stock based compensation	70,961	-	132,645	-
Research and development	25,897	29,590	88,544	62,734
Management fees	125,669	92,400	376,189	244,275
Depreciation	1,244	1,434	3,917	4,232
Total operating expenses	478,698	258,290	1,511,515	662,896

Loss from operations	(436,989)	(249,479)	(1,462,833)	(610,062)

Other income (expense)
Interest income	-	-	-	2,730
Interest expense	(124,192)	(3,474)	(246,158)	(4,072)
Change in fair value of derivative liability	(188,734)	-	(452,983)	-
Loss on extinguishment of debt	(45,066)	-	(45,066)	-
Total other expense	(357,992)	(3,474)	(744,207)	(1,342)

Net loss before taxes	(794,981)	(252,953)	(2,207,040)	(611,404)

Income tax benefit	-	-	-	34,500

Net loss	$(794,981)	$(252,953)	$(2,207,040)	$(576,904)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,301)	2,323	(4,707)	(9,730)

Comprehensive loss	$(796,282)	$(250,630)	$(2,211,747)	$(586,634)

Basic and dilutive loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	80,481,884	56,014,923	77,095,757	21,834,837

See accompanying notes to these unaudited condensed consolidated financial statements.

IDdriven Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,207,040)	$(576,904)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,917	4,232
Stock-based compensation	132,645	-
Expenses paid by note payable	27,500	-
Amortization of debt discount and debt issue cost	188,048	-
Loss on extinguishment of debt	45,066	-
Change in fair value of derivative liability	452,983	-
Changes in operating assets and liabilities:
Accounts receivable	(17,319)	62,757
Loan receivable	-	33,453
Prepaid expenses and other receivables	33,200	785
Accounts payable	387,650	120,041
Accrued interest	57,639	4,065
Other current liabilities	(15,153)	(25,768)
Net Cash Used in Operating Activities	(910,864)	(377,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,458)	(1,471)
Net Cash Used in Investing Activities	(1,458)	(1,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	425,000	294,799
Payment of financing cost	(17,500)	-
Proceeds from issuance of promissory notes payable	166,864	-
Proceeds from subscription payable	51,000	-
Proceeds from preferred stock subscription	250,000	-
Net Cash Provided By Financing Activities	875,364	294,799

Foreign currency translation effect on cash and cash equivalents	1,005	(3,727)

Decrease in cash and cash equivalents	(35,953)	(87,738)
Cash and cash equivalents, beginning of period	48,764	92,224
Cash and cash equivalents, end of period	$12,811	$4,486

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemented disclosure of non-cash investing and financing activities
Issuance of common stock on conversion of debt	$254,237	$44,799
Derivative liability recognized as debt discount	$548,333	$-
Preferred stock conversion into common stock	$166	$-
Common stock issued for debt discount	$100,000	$-
Prepaid expense paid by note payable	$17,500	$-
Conversion of accounts payable to convertible notes payable	$48,798	$-
Replacement of note payable and accrued interest to convertible note payable	$101,511	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

IDDRIVEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Share Exchange and Reorganization

On December 21, 2015 (the “Effective Date”), Insight Innovators B.V. merged into IDdriven, and became a 100% subsidiary of IDdriven. Furthermore, the Company entered into and closed on a share exchange agreement with Insight and its shareholders. Pursuant to the terms of the share exchange agreement, IDdriven issued 55,980,000 shares of its unregistered common stock to the shareholders of Insight in exchange for 40,074 shares of Insight’s common stock, representing 100% of its issued and outstanding common stock and assumed $46,000 of Insight’s debts and as a result of the share exchange agreement, Insight became a wholly owned subsidiary of TiXFi. In conjunction with the Share Exchange, we purchased 12,000,000 shares of our common stock from Paula Martin, our former Chief Executive Officer and sole director, for a price of approximately $0.0125 per share (an aggregate of $150,000) pursuant to the terms of a Stock Redemption Agreement dated December 21, 2015. In addition, pursuant to the terms and conditions of a Spin-Off Agreement dated December 21, 2015, Ms. Martin acquired all assets and liabilities related our online ticket brokerage business in exchange for the cancellation by Ms. Martin of 18,000,000 shares of our common stock she held.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $1,462,833 during the period ended September 30, 2016 and has an accumulated deficit of $3,196,370 as of September 30, 2016. In addition, current liabilities exceed current assets by $1,965,976 as of September 30, 2016.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Consolidation Policy

For September 30, 2016, the unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Insight Innovators B.V. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to December 21, 2015, the financial statements presented are those of Insight.

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

	September 30, 2016	December 31, 2015

Spot Euro: USD exchange rate	$1.12	$1.09

Average Euro: USD exchange rate	$1.11-1.12	$1.10–1.15

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

There were no transfers between the levels of the fair value hierarchy during the periods ended September 30, 2016 and 2015.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity –Based Payments to Non-Employees." Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Share-based expense totaled $132,645 and $0 for the nine months ended September 30, 2016 and 2015, respectively. Share-based expense totaled $70,961 and $0 for the three months ended September 30, 2016 and 2015, respectively.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The following table summarizes fair value measurements by level at September 30, 2016 and December 31, 2015 measured at fair value on a recurring basis:

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$871,625	$871,625

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$31,080	$31,080

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

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging,” since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

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

Recently Issued Accounting Standards

FASB Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” was issued May 2014 and updates the principles for recognizing revenue. The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer. This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

FASB ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” was issued in April 2016 and adds further guidance on identifying performance obligations as well as improving licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

FASB ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

FASB ASU 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting” was issued in March 2016. This simplifies accounting for several aspects of share-based payment including income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-17, “Income Taxes Balance Sheet Classification of Deferred Taxes” was issued in November 2015. This requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position and applies to all entities that present a classified statement of financial position. For public entities, this update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate a significant impact upon adoption.

FASB ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” was issued in August 2015 which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs” was issued in April 2015. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU applies to all entities and is effective for public business entities for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance should be applied on a retrospective basis. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued September 2014. This provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not anticipate a significant impact upon adoption.

FASB ASU 2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued June 2014. This guidance was issued to resolve diversity in accounting for performance targets. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition and should not be reflected in the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. This update did not have a significant impact upon early adoption.

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's unaudited condensed consolidated financial statements.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(Unaudited)
Furniture	$5,915	$5,915
Computers	18,886	17,428
	24,801	23,344
Accumulated Depreciation	(16,492)	(12,575)
Foreign currency translation effect	(2,080)	(2,313)
	$6,229	$8,455

Depreciation expense for the three and nine months ended September 30 2016 and 2015 amounted to $1,244, $1,433, $3,917, and $4,232, respectively. All of our property and equipment are recorded in Insight (foreign subsidiary) as of September 30, 2016 and December 31, 2015.

NOTE 4. NOTES PAYABLE – RELATED PARTIES

Notes payable consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)
Promissory Notes	$66,864	$-
Less current portion of notes payable	(66,864)	-
Long-term notes payable	$-	$-

Dated June 7, 2016

On June 7, 2016, the Company issued a 8% Promissory Note for EUR 4,700 ($5,264). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

On June 7, 2016, the Company issued another 8% Promissory Note for EUR 4,700 ($5,264). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender. The note was repaid in September 2016, which included interest of $106.

Dated June 16, 2016

On June 16, 2016, the Company issued a 10% Secured Promissory Note (the “Promissory Note”) for $100,000 and 400,000 shares of our unregistered common stock. The note bears interest at the rate of 10% per annum and is due in full on June 16, 2017. The note is secured by the pledge of 17,910,000 shares of the Company’s common stock, held by its CEO. The 400,000 common shares had a deemed value of $100,000 and were accounted for as a finance cost to the Promissory Note, resulting in a debt discount on day one of $100,000. Unamortized debt discount of $96,970 was reversed and adjusted against loss on extinguishment of debt.

On September 12, 2016, the Promissory Note issued on June 16, 2016 of $100,000 together with accrued interest of $1,511 was replaced by a Convertible Note for $101,511 and warrants to purchase up to 50,755 shares of our common stock. The note bears interest at the rate of 20% per annum and is due in full on September 11, 2017. The Company determined this was a debt extinguishment. The replacement of the note resulted in $101,600 loss on extinguishment of debt included in the unaudited condensed consolidated statements of operations.

Dated June 29, 2016

On June 29, 2016, the Company issued a 8% Promissory Note for EUR 10,000 ($11,200). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

Dated June 30, 2016

On June 30, 2016, the Company issued a 8% Promissory Note for EUR 10,000 ($11,200). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

Dated August 29, 2016

On August 29, 2016, the Company issued a 8% Promissory Note for EUR 35,000 ($39,200). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

As of September 30, 2016 and December 31, 2015, the Company recorded accrued interest related to these promissory notes of $967 and $0, respectively.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)
Convertible Note - December 2015	$350,000	$500,000
Convertible Note - February 2016	30,000	-
Convertible Note - March 2016	250,000	-
Convertible Notes - May 2016	75,000	-
Convertible Note - June 2016	15,000	-
Convertible Note - September 2016	250,308	-
	970,308	500,000
Less debt discount and debt issuance cost	(404,944)	(29,687)
	565,364	470,313
Less current portion of convertible notes payable	(545,511)	-
Long-term convertible notes payable	$19,853	$470,313

The Company recognized amortization expense related to the debt discount and deferred financing fees of $188,048 and $0 for the nine months ended September 30, 2016 and 2015, respectively, which are included in interest expense in the consolidated statements of operations.

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

On July 22, 2016, $150,000 of the Convertible Note was converted into 941,620 common shares at market trading price $0.27 per share. The conversion generated $56,534 gain on extinguishment of debt in the unaudited condensed consolidated statements of operations.

Dated – Issued in Fiscal Year 2016

During the nine months ended September 30, 2016, the Company issued a total Convertible Notes in the amount of $620,308 and warrants to purchase up to 450,755 shares of our common stock, with the following terms:

•	Terms 6 – 18 months

•	Annual interest rates ranging from 8% to 20%

•	Convertible at the option of the holders either at issuance or 6 months from issuance.

•	Conversion prices are typically based on the discounted (20% - 25% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Certain notes are subject to adjustment to not convert in a value band, not lower than $4,000,000 to $6,000,000 or higher than $12,000,000 to $18,000,000, divided by the total number of shares of common stock outstanding immediately prior to the conversion date.

Certain notes include financing costs paid, recorded as debt discounts, totaling to $17,500 and the Company received cash of $425,000.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible as of September 30, 2016 and December 31, 2015 amounted to $871,625 and $31,080, respectively. During the nine months ended September 30, 2016, $548,333 of the value assigned to the derivative liability was recognized as a debt discount to the notes and warrants, $313,217 was recognized as a “day 1” derivative loss, $160,771 value of derivative liability on the date of conversion was extinguished and $139,766 was recorded as gain on change in fair value of derivative liability.

Warrants

We accounted for the issuance of the Warrants in accordance with ASC 815 as a derivative (see Note 6).

On March 28, 2016, the Company issued a Convertible Note in the amount of $250,000 and warrants to purchase up to 250,000 shares of our common stock. The warrants are exercisable into 250,000 shares of common stock, for a period of five years from issuance, at a price of $0.40 per share.

On September 12, 2016, the Company issued a Convertible Note in the amount of $101,511 and warrants to purchase up to 50,755 shares of our common stock. The warrants are exercisable into 50,775 shares of common stock, for a period of one year from issuance, at 120% of the lowest trading price during 20 trading day prior to the exercise date.

On September 12, 2016, the Company issued a Convertible Note in the amount of $150,000 of which $50,000 was received as of September 30, 2016, and warrants to purchase up to 75,000 shares of our common stock. The warrants are exercisable into 75,000 shares of common stock, for a period of one year from issuance, at 120% of the lowest trading price during 20 trading day prior to the exercise date.

On September 21, 2016, the Company issued Convertible Notes in the amount of $150,000 of which $50,000 was received as of September 30, 2016, and warrants to purchase up to 75,000 shares of our common stock. The warrants are exercisable into 75,000 shares of common stock, for a period of one year from issuance, at 120% of the lowest trading price during 20 trading day prior to the exercise date.

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
250,000	4.49	$0.40	250,000	$0.40
50,755	2.92	$0.16	50,755	$0.16
75,000	2.92	$0.16	75,000	$0.16
75,000	2.97	$0.16	75,000	$0.16

A summary of activity during the period ended September 30, 2016 follows:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2015	-	$-
Issued	450,755	0.29
Exercised	-	-
Forfeited/canceled/expired	-	-
Balances as of September 30, 2016	450,755	$0.29

NOTE 6. DERIVATIVE LIABILITY

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrants is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in September 30, 2016 and December 31, 2015:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2016	2015
(unaudited)
Expected term	0.18 - 4.49 years	1.33 - 1.36 years
Expected average volatility	101% - 146%	108% - 110%
Expected dividend yield	-	-
Risk-free interest rate	0.36% - 1.21%	0.80%

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2015	$31,080
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	537,874
Addition of new derivative liabilities recognized as loss on convertible notes	227,133
Addition of new derivative liabilities recognized as issuance of warrants as debt discounts	10,459
Addition of new derivative liabilities recognized as loss on warrants	86,084
Reduction of derivatives liabilities from conversion of convertible note to common shares	(160,771)
Loss on change in fair value of the derivative liabilities	139,766
Balance – September 30, 2016	$871,625

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The following table summarizes the loss on derivative liability included in the income statement for the financial periods ended September 30, 2016 and 2015, respectively.

	Nine Months Ended
	September 30,
	2016	2015
Day one loss due to derivative liabilities on convertible notes and warrants	$313,217	$-
Loss on change in fair value of the derivative liabilities	139,766	-
Net loss on derivative liability	$452,983	$-

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

Total rent expenses for the nine months ended September 30, 2016 and 2015 were $15,075 and $15,165, respectively. Total rent expenses for the three months ended September 30, 2016 and 2015 were $5,040 and $5,040, respectively.

Management Contracts

During the years ended December 31, 2015 and 2014, the Company entered into management contracts with officers and directors of the Company who are also major shareholders, whereby they received cash salaries, stock option grants and other commitments (see note 10).

During the nine months ended September 30, 2016 and 2015, the Company incurred management fees of $376,189 and $244,275, respectively, to directors and/or officers of the Company. During the three months ended September 30, 2016 and 2015, the Company incurred management fees of $125,669 and $92,400, respectively, to directors and/or officers of the Company.

NOTE 8. CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the periods ended September 30, 2016 and 2015

Customer	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
EU OCG UK	-%	100%
EU PWN	100%	-%

All of our sales were generated in foreign countries by Insight during the periods ended September 30, 2016 and 2015.

NOTE 9. STOCKHOLDERS’ DEFICIT

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

Series A Convertible Preferred Stock

The Company has designated 808,000 shares of Series A Convertible Preferred Stock. As at September 30, 2016 and December 31, 2015, the Company had 641,332 and 807,568 shares of Series A Convertible preferred stock issued and outstanding, respectively.

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

19

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

During the period ended September 30, 2016, 166,236 shares of Series A Convertible Preferred Stock, were converted into 5,609,789 shares of common stock.

Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the period ended September 30, 2016, the Company issued 7,651,409 shares of common stock, as follows:

•	700,000 shares of common stock to consultants, for services valued at $100,000.

•	5,609,789 shares of common stock in a conversion of 166,236 shares of Series A Convertible Preferred Stock.

•	400,000 shares of common stock, with a value of $100,000, issued as part of a $100,000 Promissory Note.

•	941,620 shares of common stock in a conversion of $150,000 of Convertible Notes valued at $254,238.

As at September 30, 2016 and December 31, 2015 the Company had 82,561,409 and 74,910,000 shares of common stock issued and outstanding, respectively.

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

A summary of activity during the period ended September 30, 2016 follows:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of December 31, 2015	8,173,686	$0.0587	$71,630	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/canceled/expired	-	-	-	-
Balances as of September 30, 2016	8,173,686	$0.0587	$71,630	$-

The outstanding options have a weighted-average remaining contract term of 4.23 years. As of September 30, 2016, all options remain unvested.

One-third of the options granted vest at the end of the first, second and third year after the date of the award date of December 21, 2015. After vesting, the option generally can be exercised for the period remaining in the 5-year term from issuance date. Total compensation cost expected to be recognized in future for unvested options at September 30, 2016 amounted to $37,794. During the three and nine months ended September 30, 2016, the Company charged to operations stock based compensation expense of $10,961 and $32,645, respectively.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2015:

Year Ended December 31,
2015
Expected term	5 years
Expected average volatility	95%
Expected dividend yield	-
Risk-free interest rate	1.67%
Expected annual forfeiture rate	-

The following table summarizes information relating to outstanding and exercisable stock options as of September 30, 2016:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
8,173,686	4.23	$0.0587	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at September 30, 2016 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of September 30, 2016, the aggregate intrinsic value of options outstanding was $nil, as we did not have options available for exercise. As of September 30, 2016, no options to purchase shares of common stock were exercisable.

NOTE 11. SUBSEQUENT EVENTS

Management evaluated all activities of the Company through the issuance date of the Company’s unaudited condensed consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments or disclosure into the unaudited condensed consolidated financial statements.

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

Accounting Periods. We define our accounting periods as follows:

•	“2015”- January 1, 2015 through December 31, 2015,
•	“third quarter of 2015”- July 1, 2015 through September 30, 2015,
•	“2016”- January 1, 2016 through December 31, 2016,
•	“third quarter of 2016”- July 1, 2016 through September 30, 2016.

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

Overview

In 2015 we elected to focus our efforts on the development of IDdriven, our IAM enterprise solutions product, and moved away from our consulting business which we started in 2013. This change resulted in a significant drop in revenues and reduction in capital resources in third quarter of 2016 compared to 2015 as our consulting contracts expired.

For the third quarter of 2016, we have generated losses from operations. As of September 30, 2016, our accumulated deficit was $3,196,370. Our loss from operations for the nine months ended 2016 and 2015 was $1,462,833 and $610,062, respectively. Our cash used in operations was $910,864 and $377,339 for the nine months ended September 30, 2016 and 2015, respectively. Our Stockholders’ deficit was $1,961,841 and $486,976 as of September 30, 2016 and December 31, 2015, respectively.

	September30,	December31,
	2016	2015	Change	%
Cash	$12,811	$48,764	$(35,953)	(74%)
Total Assets	$75,393	$99,702	$(24,309)	(24%)
Total Liabilities	$2,037,234	$586,678	$1,450,556	247%
Stockholders’ Deficit	$(1,961,841)	$(486,976)	$(1,474,865)	303%

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue

	Nine Months Ended
	September 30,
	2016	2015	Change	%
Revenue	$48,682	$52,834	$(4,152)	(8%)

We recorded net consolidated revenue of $48,682 for the nine months ended 2016, compared to $52,834 for the nine months ended 2015, a decrease of $4,152, or 8%. The drop in revenue is directly related to our business model change discussed above.

Operating Expenses

	Nine Months Ended
	September 30,
	2016	2015	Change	%
General and administration	$627,766	$159,185	$468,581	294%
Salaries and wages	282,454	192,470	89,984	47%
Stock based compensation	132,645	-	132,645	-
Research and development	88,544	62,734	25,810	41%
Management fees	376,189	244,275	131,914	54%
Depreciation	3,917	4,232	(315)	(7%)
	$1,511,515	$662,896	$848,619	128%

Operating expenses were $1,511,515 for the nine months ended 2016, compared to $662,896 for the nine months ended 2015, an increase of $848,619, or 128%. The significant increase in operating expenses was largely due to general and administration expenses primarily attributed to increased professional fees due to our financing transactions and costs associated with being a U.S. public reporting company, stock based compensation for consulting services and stock option vesting expenses and management fees for our executive officers and salary and wages as we ramped up our sales and development efforts for our IDdriven software.

Loss from Operations

Loss from operations increased to $1,462,833 for the nine months ended 2016, compared to a loss of $610,062 for the nine months ended 2015, an increase of $852,771, or 140%. The change was a result of a reduction in revenue and increases in expenses discussed above.

Other Income (Expenses)

	Nine Months Ended
	September 30,
	2016	2015	Change
Interest income	$-	$2,730	$(2,730)
Interest expense	(246,158)	(4,072)	(242,086)
Change in fair value of derivative liability	(452,983)	-	(452,983)
Loss on extinguishment of debt	(45,066)	-	(45,066)
	$(744,207)	$(1,342)	$(742,865)

Other expense was $744,207 for the nine months ended 2016, compared to other expense of $1,342 for the nine months ended 2015, an increase in other expense of $742,865. The significant increase in other expense was primarily from a change in fair value of derivative liability related to our convertible notes and warrants, interest expense charges from borrowings and a loss on extinguishment of debt, partially offset by a reduction in interest income.

Net Loss

Net loss was $2,207,040 for the nine months ended 2016, compared to $576,904 for nine months ended 2015. The increase in net loss of $1,630,136 or 283%, was a result of a reduction in revenue and increases in expenses discussed above.

Our comprehensive loss was $2,211,747 for the nine months ended 2016 compared to $586,634 for the nine months ended 2015, as adjusted for unrealized foreign currency translation changes of ($4,707) and ($9,730), respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight Innovator’s) functional currency being the Euro and our reporting currency being the U.S. Dollar.

 For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

	Three Months Ended
	September 30,
	2016	2015	Change	%
Revenue	$41,709	$8,811	$32,898	373%

The increase in revenue, during the three months ended September 30, 2016 by $32,898 or 373%, is directly related to SaaS customer implementation consultancy fees.

Operating Expenses

	Three Months Ended
	September 30,
	2016	2015	Change	%
General and administration	$163,276	$61,651	$101,625	165%
Salaries and wages	91,651	73,215	18,436	25%
Stock based compensation	70,961	-	70,961	-
Research and development	25,897	29,590	(3,693)	(12%)
Management fees	125,669	92,400	33,269	36%
Depreciation	1,244	1,434	(190)	(13%
	$478,698	$258,290	$220,408	85%

The significant increase in operating expenses, during the three months ended September 30, 2016, of $220,408 or 85% was largely due to general and administration expenses primarily attributed to increased professional fees due to our financing transactions and costs associated with being a U.S. public reporting company, stock based compensation for consulting services and stock option vesting expenses and management fees for our executive officers and salary and wages as we ramped up our sales and development efforts for our IDdriven software.

Loss from Operations

Loss from operations increased to $436,989 for the three months ended September 30, 2016, compared to a loss of $249,479 for the three months ended September 30, 2015, an increase of $187,510, or 75% The change was a result of increases in expenses offset by increases in revenues as discussed above.

Other Expenses

	Three Months Ended
	September 30,
	2016	2015	Change
Interest expense	$124,192	$3,474	$120,718
Change in fair value of derivative liability	188,734	-	188,734
Loss on extinguishment of debt	45,066	-	45,066
	$357,992	$3,474	$354,518

The significant increase in other expenses was primarily from a change in fair value of derivative liability related to our convertible notes and warrants and interest expense charges from borrowings, and loss on extinguishment of debt, partially offset by an increase in interest expense.

Net Loss

	Three Months Ended
	September 30,
	2016	2015	Change	%
Net loss	$794,981	$252,953	$542,028	214%

The increase in net loss, for the three months ended September 30, 2016, of $542,028, was primarily a result of increases in expenses offset by increases in revenues as discussed above.

Our comprehensive loss was $796,282 for the three months ended September 30, 2016 compared to a loss of $250,630 for the three months ended September 30, 2015, as adjusted for unrealized foreign currency translation changes of ($1,301) and $2,323, respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight Innovator’s) functional currency being the Euro and our reporting currency being the U.S. Dollar.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the periods ended September 30, 2016, December 31, 2015 and September 30, 2015:

	September 30,	December 31,
	2016	2015	Change
Current Assets	$51,405	$73,964	$(22,559)
Current Liabilities	2,017,381	116,365	1,901,016
Working Capital Deficiency	$1,965,976	$42,401	$1,923,575

	Nine Months Ended
	September 30,
	2016	2015	Change
Cash Flows used in Operating Activities	$(910,864)	$(377,339)	$(533,525)
Cash Flows used in Investing Activities	(1,458)	(1,471)	13
Cash Flows provided by Financing Activities	875,364	294,799	580,565
Foreign currency adjustment	1,005	(3,727)	4,732
Net Decrease in Cash During the Period	$(35,953)	$(87,738)	$51,785

As of September 30, 2016 and December 31, 2015 our current assets were $51,405 and $73,964, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and debt service over the next 12 months.

The change in working capital during the third quarter of 2016 was primarily from an increase in convertible notes payable, increase in change in fair value of derivative liability related to our convertible notes and warrants, an increase in accounts receivable and accounts payable and accrued expenses, and a decrease of cash from $48,764 to $12,811.

Net cash used in operating activities during the nine months ended September 30, 2016 increased by $533,525 as compared to the same period of 2015. The increase was primarily due to a net loss of $2,207,040, reduced by an increase in non-cash items totaling $850,159, primarily from stock based compensation, expenses paid by a note payable, amortization of debt discounts, loss on extinguishment of debt and change in fair value of derivative liabilities, and net changes in operating assets and liabilities of $446,017. During the nine months ended September 30, 2015, the net loss was $576,904, with a non-cash add back for depreciation of $4,232, and a net change in operating assets and liabilities of $195,333.

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $1,458 and $1,471 respectively.

Cash flows provided by financing activities for the nine months ended September 30, 2016 were $875,364 as a result of net proceeds from issuance of notes payable of $574,364, proceeds from a debt subscription payable of $51,000 and proceeds from preferred stock subscriptions of $250,000. During the nine months ended September 30, 2015 we had $294,799 cash flow provided by financing activities, from the proceeds of notes payable.

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

As part of our capital raising efforts, in the nine months ended September 30, 2016, we raised $325,000 by issuing 10% convertible notes, $100,000 by issuing 20% convertible notes, $166,864 by issuing 8% to 10% promissory notes, $250,000 from preferred stock subscriptions. There can be no assurance that we will be able to raise funds in any offering or on terms acceptable to us or at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities which could harm our financial conditions and operating results. Furthermore, any issuance of equity securities will result in dilution to our stockholders. Issuance of debt or convertible securities could also involve substantial dilution to our stockholders or operational and financial covenants that might inhibit our ability to implement our business plan.

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

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $3.2 million through September 30, 2016 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Share-based expense totaled $132,645 and $0 for the nine months ended September 30, 2016 and 2015, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Arend D. Verweij, the certifying officer. Based upon that evaluation, our certifying officer concluded that as of the end of the period covered by this report, September 30, 2016, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Based on the evaluation described above, our certifying officers have concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective because we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS.

None.

ITEM1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 12, 2016 (the “Effective Date”), IDdriven, Inc. (“we,” “us,” or the “Company”) entered into Subscription Agreements (each, an “Agreement”) with two unrelated third parties (each, an “Investor”). Pursuant to the terms of one of the Agreements, we issued to an Investor a 20% secured convertible promissory notes in exchange for a total of $150,000 (the “New Note”), of which $50,000 was received as of September 30, 2016, payable to the Company as set forth in the New Note; and pursuant to the second Agreement we exchanged a currently existing promissory note of the Company which had an accrued principal and interest due of $101,511 for a new secured convertible promissory note in the same amount (the “Replacement Note, and, together with the New Note, the “Notes”). Each of the Notes has substantially the same terms, other than the terms for the payment of the amounts to the Company as discussed below.

In connection with the Agreements and the Notes, the company issued to the Investors warrants to purchase a total of 125,755 shares of common stock, $0.001 par value per share (the “Common Stock”) of the Company. Warrants for 75,000 of the shares of Common Stock were issued in connection with the New Note and the remaining warrant was for the purchase of 50,755 shares of Common Stock and was issued in connection with the Replacement Note.

As part of the Investors’ agreements to enter into the Agreement, we issued to the Investors on the Effective Date three-year common stock purchase warrants to purchase up to 125,755 shares of our common stock at an exercise price of 120% of the lowest trading price of the Common Stock during the twenty trading day period ending on the last complete trading day prior to the date of conversion (the “Warrants”).

The exercise price of the Warrants is subject to proportional adjustment in the event of splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events.

On September 21, 2016 (the “2nd Effective Date”), the Company) entered into Subscription Agreements (each, a “2nd Agreement”) with two unrelated third parties (each, an “2nd Investor”). Pursuant to the terms of the 2nd Agreements, we issued to each 2nd Investor a 20% secured convertible promissory notes in exchange for $75,000, for a total of $150,000 (the “2nd Notes”), of which $50,000 was received as of September 30, 2016, payable to the Company as set forth in the Notes. Each of the 2nd Notes has substantially the same terms.

In connection with the 2nd Agreements and the 2nd Notes, the Company issued to the 2nd Investors warrants to purchase a total of 75,000 shares of Common Stock of the Company. Warrants for 37,500 of the shares of Common Stock were issued in connection with each 2nd Note.

On June 17, 2016 (the “3rd Effective Date”), the Company entered into a Securities Purchase Agreement (the “3rd Agreement”) with an R & T Sports Marketing, Inc., an unrelated third party (the “3rd Investor”). Pursuant to the terms of the 3rd Agreement, on the 3rd Effective Date, we issued to the 3rd Investor a 10% secured promissory note in exchange for payment to the Company of $100,000 (the “3rd Note”), payable to the Company as set forth in the Note. The 3rd Agreement also provided that, in connection with the purchase of the 3rd Note, the Company would issue to the 3rd Investor 400,000 shares of Common Stock. On September 12, 2016, the Note was exchanged for a new secured convertible promissory note as disclosed above and described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2016.

The Company issued 400,000 shares of Common Stock to the 3rd Investor on September 30, 2016, as required by the 3rd Agreement.

On September 30, 2016, the Company issued to an unrelated stockholder (the “Stockholder”) 3,720,004 shares of Common Stock, pursuant to a conversion by the Stockholder of 110,236 shares of Series A Preferred Stock of the Company held by the Stockholder with a face amount of $110,236, which were convertible into shares of Common Stock in accordance with the terms of the Series A Preferred Stock. The shares of Common Stock were issued based on a conversion price of $0.0296333 per share.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

10.1	Form of Subscription Agreement dated September 12, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 16, 2016).

10.2	Form of Secured Convertible Promissory Note dated September 12, 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on September 16, 2016)..

10.3	Form of Warrant dated September 12, 2016 (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on September 16, 2016).

10.4	Form of Stock Pledge Agreement dated September 12, 2016 (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on September 16, 2016).

10.5	Form of Intellectual Property Security Agreement dated September 12, 2016 (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed on September 16, 2016).

10.6

Securities Purchase Agreement dated June 17, 2016, between IDdriven, Inc., R & T Sports Marketing, Inc., and Legal & Compliance, LLC, as escrow agent (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on October 6, 2016).

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

IDdriven, Inc.

Date: November 18, 2016	By:	/s/ Arend D. Verweij
Arend D. Verweij
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

