Form 10-K
period 2016-12-31
IDdriven, Inc.
filed 2017-03-31
CIK 1605024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period ______________.

Commission File No. 000-55645

IDdriven, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-4724127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13355 Moss Rock Dr., Auburn, CA	95602
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (415) 226-7773

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,362,108 on June 30, 2016.

As of March 28, 2017, there were outstanding 104,048,370 shares of the registrant’s common stock, par value $0.001 per share.

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

PART I

ITEM 1 - BUSINESS

General

We are an enterprise software company that has developed and launched implementation and sales in 2016 of a next generation identity and access management (“IAM”) enterprise solution into a demand driven market. IAM is a solution that helps end-users to ensure that access across multiple technological environments is granted only to the right individuals. IAM solutions provide secure, identity-based access to various systems, applications, and information from any location. Thus, IAM solutions minimize the risk of fraudulent activities, thereby preventing the misuse of data. IAM solutions are being widely adopted by large and medium-scale enterprises as well as government departments.

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

Market Overview

The fragmented, demand-driven IAM market is projected to double from $9.16 billion in 2014 to $18.30 billion in 2019, a 14.85% CAGR. This growth is attributable to the growing cyber-security threat. This threat is contributing to the adoption of newer, more cost-effective IAM systems. Traditional IAM systems lack the flexibility and scalability of more advanced SaaS systems.

Based on the experience of our management team in the development of IAM solutions, we believe the market for IAM solutions continues to develop with new and innovative technologies emerging. In tandem, so does the realization that IAM is not just a technology concerned with security and control. We see IAM solutions being used to aid business agility - consolidating access and supporting collaboration, enabling new channels and anytime/anywhere access for everybody (across colleagues, partners and consumers).

According to a 2016 Verizon Data Breach Investigation Report, more than 10,000 incidents in the past year have been investigated were insiders played a role. The high number of these incidents suggests they are the hardest, and take the longest to detect. Also, according to a publication of GovInfoSecurity, a provider of information on security, risk management, privacy and fraud, this pattern contains more incidents caused by business partners than any other. We believe these observations and our experience in this industry, supports the demand we expect for the IDdriven solution, which is dynamic, seamless, scalable, flexible, and offers the widest possible array of features and benefits.

Our industry experience also shows:

•

Whether through human error at the system administrator or end-user levels, deliberate or opportunistic employee theft, the insider threat facing all enterprises is acute. Limiting employee and contractor network access, to only the data that actively employed individuals need to fulfill their responsibilities, minimizes risk.

•

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

Complete Identity and Access Management (“IAM”) Solution

IDdriven provides a complete IDaaS (Identity as a Service) solution. It supports the entire life cycle of users and provides the customer (IT Administrator or Risk Management Officer) with control at every stage of the process. It puts the customer in control over who can do what, why and from which location - and features robust reporting capability, access certification, self-service and real time provisioning to cloud and on-premises applications. IDdriven works in a hybrid world, so the customer can control applications and systems both on-premises and in the cloud.

IDdriven Key Advantages

•

Role Based Access Control (RBAC): for cloud applications as well as on-premise applications. IDdriven integrates with existing on-premise IAM systems to the Cloud via a comprehensive API, providing a hybrid solution.

•	Attribute Based Access Control: To assign and revoke accesses or licenses based on a user’s attributes.

•	Impact Analysis: Ability to perform an impact analysis on changes in the role model before being applied into the production environment.

•

License Management: IDdriven reports how many licenses (e.g. Office 365) are in use versus the amount being paid for and to whom they are assigned -- immediately lowering a company’s expenses. IDdriven can assign and revoke licenses to users through the RBAC system. Eventually, customers can also manage the modules assigned to a user for a specific license.

•

Zone Based Access Control (ZBAC): Allows access to defined applications as a function of customers’ physical location (based on their coordinates), and identifies which access rights they have within these applications.

•	Real time: All of the adjustments carried out real time, without the use of synchronization.

•	Completely Cloud based: No need for on-premise installations and capital expenditures.

•	Certification and recertification: Ensure the employees and partners have the correct access rights, and provides customers with the ability to generate reports on that data.

•	Active Directory Cleansing.

•	Self Service Module.

•	Impact Analysis Tool: IDdriven analyzes and shows customers the impact of proposed changes, before they are implemented.

•	Plug & Play: Up and running in a matter of minutes.

The IDdriven Difference

•	Our founders have over 60 years of combined IAM system experience.

•

We have built and managed our enterprise-class cloud IAM infrastructure from the ground up. We designed our own cloud platform architecture for optimal scalability, flexibility, security, and high availability.

Marketing Strategy

IDdriven uses different marketing channels to reach two different categories of customer:

•	Small & Medium Enterprises (SME) (<500 subscribers) - via reseller channels and
•	Large companies (500+) via channel partners.

IDdriven is a cost-effective SaaS solution suitable to companies in all industries of any size. SME’s will be able to download IDdriven, pay with a credit card, to capitalize on the program’s simple, plug & play installation. Large companies typically use a channel partner for a more sophisticated implementation to utilize IDdriven’s advanced features not needed by SME’s.

Utilizing the relationships of our senior management with the Microsoft Product Group since 2010, we also work with our partners and customers for joint news releases and case studies. We will continue our internal marketing activities, including following editorial calendars of various trade and vertical publications, seeking speaking engagements for our CEO, and publishing industry articles.

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

Employees

As of March 31, 2017, we have two employees in the United States and five employees in the Netherlands. In additional we contract with a third-party software developer for software development. Our future success will depend, in part, on our ability to attract, retain, and motivate highly qualified security, sales, marketing, technical and management personnel. From time to time, we employ independent consultants or contractors to support our development, marketing, sales and support, and administrative needs. Our employees are not represented by any collective bargaining unit.

Our History

We were incorporated in Nevada on January 27, 2014 under the name TiXFi, Inc. and engaged in buying and reselling tickets to end users. On December 21, 2015, we completed a reverse merger with Insight Innovators, B.V., a Dutch corporation (“Insight Innovators”), pursuant to which we issued 55,980,000 shares of our unregistered common stock to the shareholders of Insight Innovators in exchange for 40,074 shares of its common stock, representing 100% of its issued and outstanding common stock (the “Share Exchange”) and assumed $46,000 of Insight’s debts. In conjunction with the Share Exchange, we purchased 12,000,000 shares of our common stock from Paula Martin, our former Chief Executive Officer and sole director, for a price of approximately $0.0125 per share (an aggregate of $150,000) pursuant to the terms of a Stock Redemption Agreement dated December 21, 2015 (the “Stock Redemption Agreement”). In addition, Ms. Martin acquired all assets and liabilities related our online ticket brokerage business in exchange for the cancellation by Ms. Martin of 18,000,000 shares of our common stock she held. Following this transaction, Insight Innovators became a wholly owned subsidiary of our company. Thereafter, we changed our name to IDdriven, Inc. After the reverse merger, we continued Insight Innovator’s historical and proposed business.

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

ITEM 1A - RISK FACTORS

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

Risk Related to Our Business

Our Consolidated Financial Statements Contain A Going Concern Opinion.

Our consolidated financial statements for the year ended December 31, 2016 were prepared on a “going concern basis” and the audit report contains a “going concern qualification” (see the Audit Report on the Consolidated Financial Statements for the year ended December 31, 2016 and Note 1 to those Consolidated Financial Statements). Our consolidated financial statements assume we will continue as a going concern, but to be able to do so we will need to raise additional capital to fund our operations until positive operating cash flow is achieved. There can be no assurance that we will be able to raise sufficient additional capital to continue our operations.

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

We have incurred significant net losses since our inception. For the years ended December 31, 2016 and 2015, we incurred net losses of approximately $4.3 million and $1.2 million, respectively, and had accumulated losses of approximately $5.3 million through December 31, 2016. Furthermore, because we have a limited operating history, you will have difficulty evaluating our business and future prospects and we cannot predict if we will achieve profitability in the near future or at all. The expected growth due to the recent launch of our flagship product, IDdriven, may not achieve the levels we expect and we may not generate sufficient revenue to achieve profitability. Our ability to achieve profitability depends on a number of factors, including our ability to attract and service customers on a profitable basis and the growth of the identity and access management industry. If we are unable to achieve profitability, we may not be able to execute our business plan, our prospects may be harmed, and our stock price could be materially and adversely affected.

We Need To Raise Significant Additional Funding.

At our current estimated burn rate, we have sufficient capital to continue our operations for only a short period of time. Accordingly, we must raise capital to continue as a going concern. Through the date of this report we have raised approximately $2.2 million through an offering of our Series A Preferred Stock and convertible notes. We will have to raise additional funds to pay for all of our planned expenses and continue our operations. There is no assurance that we can raise additional funding to continue as a going concern or to operate profitably. Any inability to obtain additional financing when needed could require us to significantly curtail or cease operations.

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

We seek to protect our proprietary intellectual property, which includes intellectual property that may only be protectable as a trade secret, in part by confidentiality agreements with our employees, consultants, and business partners. These agreements afford only limited protection and may not provide us with adequate remedies for any breach or prevent other persons or institutions from asserting rights to intellectual property arising out of these relationships. See “Business - Intellectual Property.”

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

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

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. and has traded under the symbol “IDDR”. Prior to March 8, 2016, our symbol was “TXFX”. Our stock has been thinly traded on the OTCQB since April 20, 2015 and there can be no assurance that a liquid market for our common stock will ever develop.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended December 31, 2016 and 2015. This information was obtained from the OTCQB and reflects inter-dealer prices without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year 2016
December 31, 2016	$0.23	$0.012
September 30, 2016	$0.335	$0.121
June 30, 2016	$0.81	$0.1501
March 31, 2016	$0.40	$0.002

Fiscal Year 2015
December 31, 2015	$0.01	$0.01
September 30, 2015	$0.01	$0.01
June 30, 2015	$0.01	$0.01
March 31, 2015	$-	$-

Security Holders

As of March 28, 2017, we had 104,048,370 shares of our common stock outstanding held by 25 stockholders of record. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividend Policy

We have never paid a cash dividend on our common stock. We currently intend to retain all earnings, if any, to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

We awarded the following stock options as of December 31, 2016:

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

Recent Sales of Unregistered Securities

None.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Accounting Periods. We define our accounting periods as follows:

• “fiscal 2015”-January 1, 2015 through December 31, 2015, and

• “fiscal 2016”-January 1, 2016 through December 31, 2016.

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

Company Overview

We are an enterprise software company that has developed and launched implementation and sales in 2016 of a next generation identity and access management (“IAM”) enterprise solution into a demand driven market. IAM is a solution that helps end-users to ensure that access across multiple technological environments is granted only to the right individuals. IAM solutions provide secure, identity-based access to various systems, applications, and information from any location. Thus, IAM solutions minimize the risk of fraudulent activities, thereby preventing the misuse of data. IAM solutions are being widely adopted by large and medium-scale enterprises as well as government departments.

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

Marketing Strategy

We use different marketing channels to reach two different categories of customer:

•	Small & Medium Enterprises (SME) (<500 subscribers) – via reseller channels and
•	Large companies (500+) via channel partners.

We are a cost-effective SaaS solution suitable to companies in all industries of any size. SME’s will be able to download IDdriven and pay with a credit card to capitalize on the program’s simple, plug & play installation. Large companies typically use a channel partner for a more sophisticated implementation to utilize IDdriven’s advanced features not needed by SME’s.

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

Our History

We were incorporated in Nevada on January 27, 2014 under the name TiXFi, Inc. and engaged in buying and reselling tickets to end users. Insight Innovators B.V., was incorporated on May 22, 2013 in the Netherlands and has its registered corporate seat in Amersfoort, The Netherlands. On December 21, 2015, we completed a reverse merger with Insight Innovators, pursuant to which we issued 55,980,000 shares of our unregistered common stock to the shareholders of Insight Innovators in exchange for 40,074 shares of its common stock, representing 100% of its issued and outstanding common stock (the “Share Exchange”) and assumed $46,000 of Insight’s debts. In conjunction with the Share Exchange, we purchased 12,000,000 shares of our common stock from Paula Martin, our former Chief Executive Officer and sole director, for a price of approximately $0.0125 per share (an aggregate of $150,000) pursuant to the terms of a Stock Redemption Agreement dated December 21, 2015 (the “Stock Redemption Agreement”). In addition, Ms. Martin acquired all assets and liabilities related our online ticket brokerage business in exchange for the cancellation by Ms. Martin of 18,000,000 shares of our common stock she held. Following this transaction, Insight Innovators became a wholly owned subsidiary of our company. Thereafter, we changed our name from TiXFi, Inc. to IDdriven, Inc. After the reverse merger, we continued Insight Innovator’s historical and proposed business.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

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

Overview

In 2015 we elected to focus our efforts on the development of IDdriven, our IAM enterprise solutions product, and moved away from our consulting business which we started in 2013. This change resulted in a significant drop in consulting revenues and reduction in capital resources in 2016 compared to 2015 as our consulting contracts expired. It was replaced by the start of recurring revenues from our software licenses as of March 2016.

For the year ended December 31, 2016, we have generated losses from operations. As of December 31, 2016, our accumulated deficit was $5,255,277. Our loss from operations for year ended December 31, 2016 and 2015 was ($1,778,964) and ($1,182,708), respectively. Our cash used in operations was $1,085,613 and $994,285 for the year ended December 31, 2016 and 2015, respectively. Our Stockholders’ deficit was ($4,000,622) and ($486,976) as of December 31, 2016 and 2015, respectively.

Revenue

We recorded net consolidated revenue of $60,038 for the year ended December 31, 2016, compared to $54,521 for the year ended December 31, 2015, an increase of $5,517, or 10.1%. The increase in revenue is attributable to sales of our IAM enterprise solution services.

Operating Expenses

Total operating expenses were $1,839,002 for the year ended December 31, 2016, compared to $1,237,229 for the year ended December 31, 2015, an increase of $601,773, or 48.6%. The increase was largely due to an increase in general and administration expense of $282,124, salaries and wages of $91,778, stock based compensation of $73,769, research and development expenses of $17,105 and management fees of $137,713. Factors that lead to these increases include additional personnel associated with our increased sales and marketing efforts, increases in professional fees due to our financing transactions and costs associated with being a public reporting company with the Securities and Exchange Commission.

Loss from Operations

Loss from operations increased to $1,778,964 for the year ended December 31, 2016, compared to a loss from operations of $1,182,708 for the year ended December 31, 2015, an increase of $596,256, or 50.4%. The increase was a result of the increase in operating expense, partially offset by an increase in revenue discussed above.

Other Income (Expenses)

Total other expenses were $2,486,982 for the year ended December 31, 2016, compared to $5,915 for the year ended December 31, 2015, an increase of $2,481,067. The increase was largely due to an increase in change in fair value of derivative liability $1,995,489 related to our financing transactions, interest expenses of $451,563 related to our increased indebtedness and loss on extinguishment of debt of $41,612 partially reduced by other income of $1,682.

Net Loss

Net loss was $4,265,947 for the year ended December 31, 2016, compared to net loss of $1,154,123 for the year ended December 31, 2015. The increase in net loss of $3,111,824, or 269.6%, was a result of increases in expenses, partially offset by an increase in revenue and discussed above. We recorded an income tax benefit of $0 for the year ended December 31, 2016 compared to $34,500 for the year ended December 31, 2015.

Our comprehensive loss was $4,260,843 for the year ended December 31, 2016 compared to comprehensive loss of $1,164,052 for the year ended December 31, 2015, as adjusted for unrealized foreign currency translation adjustment of $5,104 and ($9,929), respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight’s) functional currency being the Euro and our reporting currency being the US Dollar.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the years ended December 31, 2016 and 2015.

	December 31,	December 31,	Change
	2016	2015	Amount	%
Current Assets	$36,924	$73,964	$(37,040)	(50%)
Current Liabilities	4,058,963	116,365	3,942,598	3,388%
Working Capital Deficiency	$(4,022,039)	$(42,401)	$(3,979,638)	9,386%

	Year Ended
	December 31,		Change
	2016	2015	Amount
Cash Flows used in Operating Activities	$(1,085,613)	$(994,285)	$(91,328)
Cash Flows used in Investing Activities	(1,458)	(1,471)	(13)
Cash Flows provided by Financing Activities	1,050,848	947,156	103,692
Foreign currency adjustment	633	5,140	(4,507)
Net Decrease in Cash During Period	$(35,590)	$(43,460)	$7,870

As of December 31, 2016 and 2015 our cash was $13,174 and $48,764, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the 12 months.

As of December 31, 2016, we experienced an increase in our working capital deficiency of $3,979,638. The change in working capital during 2016 was primarily from increases in liabilities due to our increased borrowing.

Net cash used in operating activities during the year ended December 31, 2016 increased by $91,328 to $1,085,613, from $994,285 in 2016. The increase was primarily due to increase in net loss, partially offset by increases in change in fair value of derivative liabilities, amortization of debt discount and increase in payables.

Net cash used in investing activities for the year ended December 31, 2016 and 2015 was $1,458 and $1,471, respectively. During 2016 we purchased equipment of $1,458 whereas during 2015 $1,471 was used for the purchase of equipment.

For the year ended December 31, 2016, we raised capital from debt and equity of $1,092,864 and used $24,516 for repayment of promissory notes payable and $17,500 for payment of financing costs, for net proceeds from financing activities of $1,050,848. During 2015, we issued a convertible note and convertible preferred shares for $794,799 and $307,802, respectively and repurchased common stock for $155,445 for net proceeds from financing activities of $947,156.

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

Current and Future Financings

Current Indebtedness

The Company has significant indebtedness as follows:

Notes Payable

Dated June 16, 2016

On June 16, 2016, the Company issued a 10% Secured Promissory Note (the “Promissory Note”) for $100,000 and 400,000 shares of our unregistered common stock. The note bears interest at the rate of 10% per annum and is due in full on June 16, 2017. The note is secured by the pledge of 17,910,000 shares of the Company’s common stock, held by its CEO. The 400,000 common shares had a deemed value of $100,000 and were accounted for as a finance cost to the Promissory Note, resulting in a debt discount on day one of $100,000. Unamortized debt discount of $96,970 was reversed and adjusted against loss on extinguishment of debt. The Company charged to operations amortization of deferred financing cost of $3,030 during the year ended December 31, 2016.

On September 12, 2016, the Promissory Note issued on June 16, 2016 of $100,000 together with accrued interest of $1,511 was replaced by a Convertible Note for $101,511 and warrants to purchase up to 50,755 shares of our common stock. The note bears interest at the rate of 20% per annum and is due in full on September 11, 2017. The Company determined this was a debt extinguishment. The replacement of the note resulted in $101,600 loss on extinguishment of debt included in the consolidated statements of operations.

Dated December 30, 2016

On December 30, 2016, the Company issued a 20% Promissory Note for $51,000. The note bears interest at a rate of 20% per annum and the maturity date is the twelve months from the issue date.

Notes Payable – Related Parties

Notes payable – related party consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Promissory Notes	$38,850	$-
Less current portion of notes payable	38,850	-
Long-term notes payable	$-	$-

Dated June 7, 2016

On June 7, 2016, the Company issued an 8% Promissory Note for EUR 4,700 ($5,264). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender. The note was repaid in October 2016.

On June 7, 2016, the Company issued another 8% Promissory Note for EUR 4,700 ($5,264). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender. The note was repaid in September 2016.

Dated June 29, 2016

On June 29, 2016, the Company issued an 8% Promissory Note for EUR 10,000 ($10,500). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

Dated June 30, 2016

On June 30, 2016, the Company issued an 8% Promissory Note for EUR 10,000 ($10,500). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

Dated August 29, 2016

On August 29, 2016, the Company issued an 8% Promissory Note for EUR 35,000 ($36,750). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender. EUR18,000 ($18,900) of note was repaid in December 2016.

Convertible notes payable consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Convertible Note - December 2015	$350,000	$500,000
Convertible Note - February 2016	30,000	-
Convertible Note - March 2016	250,000	-
Convertible Notes - May 2016	75,000	-
Convertible Note - June 2016	15,000	-
Convertible Notes - September 2016	201,511	-
Convertible Notes -October 2016	148,798	-
Convertible Notes - November 2016	25,000	-
Convertible Notes - December 2016	75,000	-
	1,170,309	500,000
Less debt discount and debt issuance cost	(414,118)	(29,687)
	756,191	470,313
Less current portion of convertible notes payable	756,191	-
Long-term convertible notes payable	$-	$470,313

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

On July 22, 2016, $150,000 of the Convertible Note was converted into 941,620 common shares at market trading price $0.27 per share. $160,771 value of derivative liability on the date of conversion was extinguished and the conversion generated $56,534 gain on extinguishment of debt in the consolidated statements of operations.

Additional features of the 10% Convertible Note include:

•

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

•

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

•

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

•	Certain Adjustments. The conversion price of the 10% Convertible Note is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

•

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

•

Redemption Upon Triggering Events. If we fail to meet our obligations under the terms of the 10% Convertible Note, it will become immediately due and payable and subject to penalties provided for within the note.

•

Piggy-Back Registration Rights. The holder of the 10% Convertible Note is entitled to Piggy-Back Registration Rights as provided for in the Piggy-Back Registration Rights Agreement provided for in Exhibit B to the Securities Purchase Agreement.

Dated – Issued in Fiscal Year 2016

During the year ended December 31, 2016, the Company issued a total Convertible Notes in the amount of $820,308 and warrants to purchase up to 450,755 shares of our common stock, with the following terms:

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

Certain notes include financing costs paid, recorded as debt discounts, totaling to $17,500 and the Company received cash of $625,000.

During the year ended December 31, 2016, the Company amended the term of Convertible Note – June 2016 and replaced the one of Convertible Notes - September 2016 and recorded gain on debt extinguishment of $3,454.

Collateral. The Company’s obligations pursuant to the Convertible Notes issued by the Company on September 12, 2016 and September 21, 2016 are secured by a pledge of the shares of Common Stock owned by Berlisa B.V. (18,660,000 shares), a company owned or controlled by Geurt van Wijk, our Chief Operating Officer and Director, and Sterling Skies B.V. (18,6660,000 shares), a company owned or controlled by Remy de Vries, our Chief Technology Officer, and a pledge of 17,910,000 shares of Common Stock owned by Eagle Consulting LLC, a company owned or controlled by Arend D. Verweij, our Chief Executive Officer. In addition, the Company’s obligations pursuant to the Convertible Notes issued by the Company on September 12, 2016 and September 21, 2016 are also secured by a grant of a security interest in all of the intellectual property of the Company, whether currently owned or existing or that is acquired or comes into existence following the date of grant.

Future Financings

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing particularly, if the volatile conditions of the stock and financial markets, and more particularly the market for early development stage company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to further delay or further scale down some or all of our activities or perhaps even cease the operations of the business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. If we are able to raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

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

Basis of Accounting and Going Concern

Our consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $5.3 million through December 31, 2016 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Share-based expense totaled $142,960 and $69,191 for the years ending December 31, 2016 and 2015, respectively.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Report on Form 10-K, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2016, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure for the reasons noted below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 as required by Rule 13a-15(c) under the Exchange Act. We utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework (1992) in performing this assessment. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 for the reasons noted below.

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

Identified Material Weakness

Based on the evaluation described above, our certifying officers have concluded that, as of December 31, 2016, we identified the following material weaknesses in our disclosure controls and procedures and our internal controls over financial reporting: we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Position
Arend D. Verweij	57	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Geurt van Wijk	49	Chief Operating Officer and Director
Remy de Vries	36	Chief Technology Officer

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

Arend D. Verweij. Mr. Verweij was appointed as our Chairman of the Board of Directors and Chief Executive Officer and Chief Financial Officer on December 21, 2015 when we acquired Insight. Mr. Verweij is a co-founder of Insight and has been its Chief Executive Officer since 2013. During this time, Mr. Verweij was also the Chief Executive Officer of 247 Jeans B.V., a jean importer and export trading company. Prior to co-founding Insight, Mr. Verweij, was the Chief Executive Officer from 2010 to 2012 of Elephant Security B.V. (formerly BHOLD Company B.V.), a Dutch designer and systems integrator for complex software solutions for major corporate customers. Elephant Security B.V. was acquired by Microsoft in 2011. Prior to joining Elephant Security, Mr. Verweij held a variety of management positions from 2000 to 2009 including CEO of a Barcelona based economic development consulting group, CEO of a Silicon Valley based technology development company that was acquired by Cadence Design Systems (Nasdaq: CDNS) and as an investment banker with vFinance Inc. From 1983 until 1998, Mr. Verweij held a variety of technology and management related positions with Philips Electronics that included positions as a research scientist, technology and worldwide planning and strategy manager, vice president of marketing and culminating as a senior vice president of North American marketing and sales with profit and loss responsibility for this division with over $1 billion in annual revenue. Mr. Verweij earned a Master’s Degree in Mechanical Engineering/Metallurgy at Twente University of Technology (Netherlands) and a Masters of Business Administration from the University of Rochester New York.

We believe Mr. Verweij’s position as our Chief Executive Officer, his extensive knowledge and understanding of the identity and access management industry, and his business and engineering expertise and management skills provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Geurt van Wijk. Mr. van Wijk was appointed as our Chief Technology Officer on December 21, 2015 when we acquired Insight. Mr. van Wijk is a co-founder of Insight and has been its Chief Operating Officer since 2013. Prior to co-founding Insight, Mr. van Wijk was the Chief Operating Officer from 2006 until 2012 for Elephant Security B.V, a Dutch designer and systems integrator for complex software solutions for major corporate customers, where he was responsible for development of a global partner network, management of the consultancy group and overseeing product delivery and implementation. Elephant Security B.V. was acquired by Microsoft in 2011. Prior to joining Elephant Security, Mr. van Wijk held a variety of management and operational positions from 1995 to 2005 including Senior Project Manager for a systems integrator, responsible for a turn-around program to implement a software solution for a Netherlands based electricity and natural gas supplier in the Netherlands, implemented a software application to manage access rights for the Dutch National Police, information systems manager at Comfort Card responsible for data management, software development and private label credit card implementation programs and a project director for logistics and CRM applications and industrial control solutions ISO 9000 at a pharmaceutical company. Mr. van Wijk earned a Bachelor’s of Science Degree in Information Sciences and MBE - University College Utrecht, Netherlands and speaks, reads and writes fluent Dutch, English and German.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2016 with the exception of Arend D. Verweij, Geurt van Wijk, and Remy de Vries who each filed a report on Form 3 late.

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

The board does not have standing audit, compensation or nominating committees. The board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and the beneficial ownership by three shareholders of more than 54.3% of our outstanding common stock. The board will consider establishing audit, compensation and nominating committees at the appropriate time.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain compensation information for:

•	our principal executive officer or other individual serving in a similar capacity during the year ended December 31, 2016,
•	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 whose compensation exceed $100,000, and
•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2016.

2016 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Nonequity Incentive Plan Compensation	All Other Compensation (3)	Total

Arend D. Verweij	2016	$180,000	-	-	$-	-	$18,000	$198,000
Chairman, Chief Executive Officer,	2015	$142,575	-	-	$26,861	-	$10,624	$180,060
Chief Financial Officer, Treasurer and Corporate Secretary(2)

Geurt van Wijk	2016	$132,471	-	-	$-	-	$17,884	$150,355
Chief Operating Officer(4)	2015	$109,125	-	-	$22,384	-	$18,144	$149,653

Remy de Vries	2016	$132,408	-	-	$-	-	$17,875	$150,283
Chief Technology Officer (5)	2015	$109,125	-	-	$22,384	-	$18,144	$149,653

_________
(1)	See Notes 2 and 14 of the Notes to Consolidated Financial Statements in included elsewhere in this Report on Form 10-K for information regarding assumptions underlying the valuation of equity awards.
(2)	Mr. Verweij became our Chairman, Chief Executive Officer, Chief Financial Officer, Treasurer and Corporate Secretary on December 21, 2015.
(3)	Represents amount of perquisites for a vehicle reimbursement.
(4)	Mr. van Wijk became our Chief Operating Officer and a Director on December 21, 2015.
(5)	Mr. de Vries became our Chief Technology Officer on December 21, 2015.

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

Mr. Verweij has orally agreed to defer payments due him during 2016 in the amount of $97,296 and future payments until such time as we have sufficient cash to make the payments due under his employment agreement.

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

Mr. Wijk has orally agreed to defer payments due him during 2016 in the amount of $107,073 and future payments until such time as we have sufficient cash to make the payments due under his employment agreement.

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

Mr. de Vries has orally agreed to defer payments due him during 2016 in the amount of $92,447 and future payments until such time as we have sufficient cash to make the payments due under his employment agreement.

Outstanding Equity Awards as of December 31, 2016

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2016.

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

_________

(1)	The options vest on December 21, 2016.

(2)	The options vest on December 21, 2017.

(3)	The options vest on December 21, 2018.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2017, for (i) each person known by us to be a beneficial owner of 5% or more of our outstanding common stock; (ii) each executive officer and director; and (iii) all directors and executive officers as a group. As of March 28, 2017, we had 104,048,370 shares of common stock outstanding, 94,333 shares of Series A Preferred Stock outstanding, options to purchase 8,173,686 shares of common stock outstanding, and warrants to purchase 9,587,255 shares of common stock outstanding. The Series A Preferred Stock is non-voting.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 28, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 28, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o IDdriven, Inc., 13355 Moss Rock Dr., Auburn, CA 95602.

	Common Stock		Series A Preferred Stock
Name of Beneficial Owner	Number	% of Total	Number	% of Total

Named Executive Officers and Directors:

Arend D. Verweij(1)	18,931,710	18.0%	-	-%
Geurt van Wijk(2)	19,511,426	18.6%	-	-%
Remy de Vries(3)	19,511,426	18.6%	-	-%
All executive officers and directors as a group (3 persons)	57,954,562	54.3%	-	-%

_________

* Less than 1%.

(1)

Shares held by Eagle Consulting LLC. Mr. Verweij has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by Eagle Consulting LLC. Amount includes 17,910,000 shares held by Eagle Consulting LLC and options to purchase 1,021,710 shares of common stock at an exercise price of $.0587 per share expiring on December 21, 2020.

(2)

Shares held by Berlisa B.V. Mr. van Wijk has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by Berlisa B.V. Amount includes 18,660,000 shares held by Berlisa B.V. and options to purchase 851,426 shares of common stock at an exercise price of $.0587 per share expiring on December 21, 2020.

(3)

Shares held by Sterling Skies B.V. Mr. de Vries has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by Sterling Skies B.V. Amount includes 18,660,000 shares held by Sterling Skies B.V. and options to purchase 851,426 shares of common stock at an exercise price of $.0587 per share expiring on December 21, 2020.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

As of December 31, 2016 and 2015, balance in loan receivable, related party was $0, respectively.

The Company recognized interest income of $0 and $2,730 for the years ended December 31, 2016 and 2015, respectively, in connection with the loans.

Rent

Insight leases approximately 4,000 square feet of space at Nijverheidsweg Noord 78, 3812PM Amersfoort, The Netherlands. The terms of the lease require that Insight pay €1,500 per month (approximately $1,680 per month) on a month to month basis to a related party landlord, owned by immediate family member of management. Rent payable as of December 31, 2016 and 2015 amounted to $17,152 and $3,937, respectively and included under accounts payable in the consolidated balance sheet.

Management Contracts

During the years ended December 31, 2016 and 2015, the Company entered into management contracts with officers and directors of the Company who are also major shareholders, whereby they received cash salaries, stock option grants and other commitments.

The Company charged $498,538 and $360,825 during the years ended December 31, 2016 and 2015, respectively to operations for the management fees stemming from these Management Agreements.

As of December 31, 2016 and 2015, the management fees payable was $296,816 and $33,399 and accrued interest on the payable amount of $9,172 and $0, respectively.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by RBSM LLP for the fiscal years ended December 31, 2016 and 2015.

	2016	2015

Audit Fees	$67,000	$27,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$67,000	$27,500

Audit Fees-This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees-This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Commission and other accounting consulting.

Tax Fees-This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees-This category consists of fees for other miscellaneous items.

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

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

31

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

10.12	Form of Subscription Agreement dated September 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2016).

10.13	Form of Secured Convertible Promissory Note dated September 12, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 16, 2016).

10.14	Form of Warrant dated September 12, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 16, 2016).

10.15	Form of Stock Pledge Agreement dated September 12, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on September 16, 2016).

10.16	Form of Intellectual Property Security Agreement dated September 12, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on September 16, 2016).

10.17	Consultant Agreement between John H. Shaw and IDdriven, Inc., dated as of July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 6, 2016)..

10.17

Securities Purchase Agreement dated June 17, 2016, between IDdriven, Inc., R & T Sports Marketing, Inc., and Legal & Compliance, LLC, as escrow agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 6, 2016).

10.18

Stock Pledge Agreement dated June 17, 2016 between IDdriven, Inc., R & T Sports Marketing, Inc., and Legal & Compliance, LLC, as escrow agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 6, 2016).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 and 14.2 to the Company’s Form 10-K filed with the SEC on April 14, 2016).

21.1*	Subsidiaries of the Registrant

31.1*	Section 302 Certificate of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer).

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.INS*	XBRL Taxonomy Extension Calculation Linkbase Document

101.INS*	XBRL Taxonomy Extension Definition Linkbase Document

101.INS*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDdriven, Inc.

Date: March 31, 2017	By:	/s/ Arend D. Verweij
Arend D. Verweij
Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Arend D. Verweij	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors	March 31, 2017
Arend D. Verweij	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Geurt van Wijk		March 31, 2017
Geurt van Wijk	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IDdriven, Inc.

We have audited the accompanying consolidated balance sheets of IDdriven, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDdriven, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses, has an accumulated deficit and working capital deficit. These conditions among others raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ RBSM LLP

March 31, 2017

Larkspur, CA

IDdriven Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$13,174	$48,764
Accounts receivable	12,236	2,005
Other receivables and prepaid expenses	11,514	23,195
Total Current Assets	36,924	73,964

Property and equipment, net	4,769	8,455
Other assets	16,648	17,283
TOTAL ASSETS	$58,341	$99,702

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (including related party payables of $17,152 and $3,937, respectively)	$195,767	$29,272
Accrued expenses	98,684	4,868
Accrued interest - related parties	9,172	-
Deferred revenue and customer deposits	7,500	-
Management fees payable - related parties	296,816	33,399
Other current liabilities	27,331	17,746
Convertible notes payable, net of unamortized debt discount of $414,118 and $0, respectively	756,191	-
Notes payable	51,000	-
Notes payable - related parties	38,850	-
Derivative liabilities	2,577,652	31,080
Total Current Liabilities	4,058,963	116,365

Long-term Liabilities
Convertible notes payable, net of unamortized debt discount and debt issue cost of $0 and $29,687, respectively	-	470,313
TOTAL LIABILITIES	4,058,963	586,678

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock: 10,000,000 authorized shares; $0.001 par value
Series A convertible preferred stock, $0.001 par value, $1.00 stated value; 808,000 shares designated; 200,279 and 807,568 shares issued and outstanding, respectively.	201	808
Common stock: 500,000,000 authorized; $0.001 par value
97,457,397 and 74,910,000 shares issued and outstanding, respectively	97,457	74,910
Additional paid in capital	1,171,625	696,368
Series A convertible preferred stock subscription	-	(250,000)
Accumulated deficit	(5,255,277)	(989,330)
Accumulated other comprehensive loss	(14,628)	(19,732)
Total Stockholders' Deficit	(4,000,622)	(486,976)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,341	$99,702

The accompanying notes are an integral part of these consolidated financial statements

IDdriven Inc.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2016	2015

Revenues	$60,038	$54,521

Operating Expenses
General and administration	725,613	443,489
Salaries and wages	355,273	263,495
Stock based compensation	142,960	69,191
Research and development	111,601	94,496
Management fees	498,538	360,825
Depreciation	5,018	5,733
Total operating expenses	1,839,002	1,237,229

Loss from operations	(1,778,964)	(1,182,708)

Other income (expense)
Interest income	-	2,730
Interest expense	(451,563)	(16,030)
Change in fair value of derivative liability	(1,995,489)	(761)
Other income	1,682	-
(Loss) gain on extinguishment of debt	(41,612)	8,146
Total other expense	(2,486,982)	(5,915)

Net loss before taxes	(4,265,947)	(1,188,623)

Income tax benefit	-	34,500

Net loss	$(4,265,947)	$(1,154,123)

Other comprehensive income (loss)
Foreign currency translation adjustment	5,104	(9,929)

Comprehensive loss	$(4,260,843)	$(1,164,052)

Basic and dilutive loss per common share	$(0.05)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	79,183,202	30,967,478

The accompanying notes are an integral part of these consolidated financial statements

IDdriven Inc.
Consolidated Statement of Stockholders' (Deficit) Equity

	Preferred Stock		Common Stock			Series A Convertible Preferred	Accumulated
	Number of		Number of		Additional	Stock	Other
	Shares		Shares		Paid in	Subscription	Comprehensive	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Receivable	Income (Loss)	Deficit	Total

Balance, December 31, 2014	-	$-	139,692	$140	$-	$-	$(9,803)	$164,793	$155,130
Issuance of common shares for conversion of debt	-	-	55,875,231	55,875	(11,076)	-	-	-	44,799
Repurchase of common stock	-	-	(34,923)	(35)	(5,410)	-	-	-	(5,445)
Reverse acquisition adjustment	-	-	14,850,000	14,850	(159,017)		-	-	(144,167)
Issuance of preferred stock for cash and exchange of note payable	807,568	808	-	-	806,760	(250,000)	-	-	557,568
Stock-based compensation	-	-	4,080,000	4,080	63,920	-	-	-	68,000
Stock option vesting expense	-	-	-	-	1,191	-	-	-	1,191
Foreign currency translation adjustment	-	-	-	-	-	-	(9,929)	-	(9,929)
Net loss	-	-	-	-	-	-	-	(1,154,123)	(1,154,123)
Balance, December 31, 2015	807,568	808	74,910,000	74,910	696,368	(250,000)	(19,732)	(989,330)	(486,976)

Series A convertible preferred stock subscription received	-	-	-	-	-	250,000	-	-	250,000
Preferred Shares conversion to Common Shares	(607,289)	(607)	20,505,777	20,505	(19,898)	-	-	-	-
Convertible note conversion to Common Shares	-	-	941,620	942	253,296	-	-	-	254,238
Stock-based compensation	-	-	400,000	400	39,600	-	-	-	40,000
Stock option vesting expense	-	-	-	-	42,960	-	-	-	42,960
Common stock issued for debt discount	-	-	400,000	400	99,600	-	-	-	100,000
Common stock issued for consulting service	-	-	300,000	300	59,700	-	-	-	60,000
Foreign currency translation adjustment	-	-	-	-	-	-	5,104	-	5,104
Net loss	-	-	-	-	-	-	-	(4,265,947)	(4,265,947)
Balance, December 31, 2016	200,279	$201	97,457,397	$97,457	$1,171,625	$-	$(14,628)	$(5,255,277)	$(4,000,622)

The accompanying notes are an integral part of these consolidated financial statements

IDdriven Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,265,947)	$(1,154,123)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,018	5,733
Stock-based compensation	142,960	69,191
Expenses paid by note payable	27,500	-
Amortization of debt discount and debt issue cost	345,850	632
Loss (gain) on extinguishment of debt	41,612	(8,146)
Change in fair value of derivative	1,995,489	761
Changes in operating assets and liabilities:
Accounts receivable	(10,932)	62,277
Loan receivable	-	33,000
Prepaid expenses and other receivables	37,978	9,299
Accounts payable	222,247	(14,287)
Accrued interest	95,485	1,999
Accrued interest, related parties	9,172	-
Deferred revenue	7,500	-
Management fees payable, related parties	263,417	33,356
Advance from customer	-	(949)
Other current liabilities	(2,962)	(33,028)
Net Cash Used in Operating Activities	(1,085,613)	(994,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,458)	(1,471)
Net Cash Used in Investing Activities	(1,458)	(1,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	625,000	794,799
Payment of financing cost	(17,500)	-
Purchase of common stock	-	(155,445)
Proceeds from issuance of Series A Convertible preferred stock	-	307,802
Proceeds from issuance of promissory notes payable	166,864	-
Repayment of promissory notes payable	(24,516)	-
Proceeds from issuance of notes payable	51,000	-
Proceeds from preferred stock subscription	250,000	-
Net Cash Provided By Financing Activities	1,050,848	947,156

Foreign currency translation effect on cash and cash equivalents	633	5,140

Decrease in cash and cash equivalents	(35,590)	(43,460)
Cash and cash equivalents, beginning of period	48,764	92,224
Cash and cash equivalents, end of period	$13,174	$48,764

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemented disclosure of non-cash investing and financing activities
Issuance of common stock for conversion of debt	$-	$44,799
Derivative liability recognized as debt discount	$709,751	$30,319
Conversion of notes payable into Series A convertible preferred stock	$-	$499,766
Exchange of convertible note for note payable	$-	$500,000
Preferred stock Conversion into common stock	$607	$-
Common stock issued for debt discount	$100,000	$-
Prepaid expense paid by note payable	$17,500	$-
Replacement of note payable to convertible note	$101,511	$-
Common stock issued for conversion of debt	$254,238	$-

The accompanying notes are an integral part of these consolidated financial statements

IDDRIVEN, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Merger Financing and Private Placements

Securities Purchase Agreement – Series A Preferred Stock

As of the Effective Date and pursuant to a Securities Purchase Agreement dated December 21, 2015, entered into among the Company and five investors who are unrelated parties (the “Preferred Stock SPA”), we issued an aggregate of 807,568 shares of our Series A Preferred stock, par value $0.001 per share (“Series A Preferred”) in exchange for the consideration described below. See Note 12 - Stockholders’ Equity (Deficit) for a description of the Series A Preferred Designations of Rights, Preferences and Limitations. Pursuant to the Preferred Stock SPA, we issued an aggregate of 551,180 shares (110,236 shares each) of our Series A Preferred in exchange for a $500,000 aggregate principal amount in 8% convertible promissory note previously issued by Insight to five investors that we assumed as of the Effective Date (the “8% Convertible Notes”). The 8% Convertible Notes were cancelled upon issuance of the Series A Preferred. The holders of the 8% Convertible Notes previously advanced $250,000 to Insight under those notes and agreed to advance an additional aggregate amount of $250,000 to us, which was disclosed as subscription receivable and was received in 2016. In addition, we issued during 2015 an aggregate of 256,388 shares (64,097 shares each) of Series A Preferred to four investors in exchange for an aggregate of $307,802 in cash. Of this amount, $111,802 had been previously been advanced on behalf of both Insight and us, and $196,000 was paid to us or on our behalf on the Effective Date. See Note 7 - Convertible Notes Payable.

Securities Purchase Agreement – 10% Insight Convertible Note

As of the Effective Date and pursuant to that certain Securities Purchase Agreement dated December 21, 2015 (the “Convertible Note SPA”) we entered into with an unrelated third party, we issued a $500,000 principal amount 10% convertible note (the “10% Convertible Note”) in exchange for a $500,000 principal amount 10% convertible note issued by Insight to that investor (the “10% Insight Convertible Note”). The holder of the 10% Insight Convertible Note previously advanced $300,000 to Insight under that note and advanced an additional $200,000 to us on the Effective Date under the terms of the Convertible Note SPA. The holder of the 10% Convertible Note has the right to purchase another convertible note having the same features as the 10% Convertible Note if the holder exercises such right within 90 days of the Effective Date. See Note 7 - Convertible Notes Payable.

Consulting Agreement

As of the Effective Date, we entered into a consulting agreement (the “Consulting Agreement”) with an unrelated third party to assist in the review of our business, operations, financial performance and development initiatives to provide advice to the Company in connection with capital raise transactions and formulation of strategies and introduction to prospective private institutional financial investors. We issued to the consultant 4,080,000 shares of our common stock having a value of $68,000 as consideration for its services under the Consulting Agreement.

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

Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $1,778,964 during the year ended December 31, 2016 and has an accumulated deficit of $5,255,277 as of December 31, 2016. In addition, current liabilities exceed current assets by $4,022,039 as of December 31, 2016.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. See Note 15 – Subsequent Events.

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

Consolidation Policy

For December 31, 2016, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Insight Innovators B.V. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to December 21, 2015, the financial statements presented are those of Insight.

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

	December 31, 2016	December 31, 2015

Spot Euro: USD exchange rate	$1.05	$1.09

Average Euro: USD exchange rate	$1.08–1.12	$1.10–1.15

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of December 31, 2016 and 2015, cash primarily consists of cash on hand and in bank. As of December 31, 2016, cash held in a U.S. bank was $9,971 and cash held in foreign bank in the Netherlands was $3,203 (EUR3,050). As of December 31, 2015, all our cash was held in accounts in the Netherlands, are backed by the Dutch Deposit Guarantee Scheme for balances not exceeding EUR100,000.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2016 and 2015, no impairment losses have been identified.

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

Share-based expense totaled $142,960 and $69,191 for the years ending December 31, 2016 and 2015, respectively.

Earnings per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of December 31, 2016 and 2015, convertible preferred shares, convertible notes and stock options outstanding, were dilutive instruments and are not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	Year Ended December 31,
	2016	2015
Numerator:
Net loss available to stockholders	$(4,265,947)	$(1,154,123)

Denominator:
Weighted average number of common shares – Basic and Diluted	79,183,202	30,967,478

Net loss per common share – Basic and Diluted	$(0.05)	$(0.04)

For the year ended December 31, 2016 and 2015, respectively, the following options, warrants, convertible notes and Series A convertible preferred stock were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	Year ended December 31, 2016 (Shares)	Year ended December 31, 2015 (Shares)
Options to purchase shares of common stock	8,173,686	8,173,686
Warrants	450,755	-
Convertible notes payable	70,872,312	9,400,688
Series A convertible preferred stock	6,766,182	27,252,013
	86,262,935	44,826,387

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

There were no transfers between the levels of the fair value hierarchy during the years ended December 31, 2016 and 2015.

Fair value of financial instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The following table summarizes fair value measurements by level at December 31, 2016 and 2015 measured at fair value on a recurring basis:

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$2,577,652	$2,577,652

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$31,080	$31,080

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recently Issued Accounting Standards

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-06, “'Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” Among other things, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments also remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances. Lastly, the amendments eliminate redundant investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets. Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on its net financial position, but will impact our assets and liabilities. The Company is currently evaluating the potential impact that this standard may have on our results of operations.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using FIFO or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or statements of cash flows upon adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09 which have the same effective date and transition date of January 1, 2018:

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Value added tax	$3,175	$18,195
Other receivable	839	-
Prepaid expenses	7,500	5,000
Total other receivables and prepaid expenses	$11,514	$23,195
Other assets:
Long-term rent deposit	$16,648	$17,283

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015

Furniture	$5,915	$5,915
Computers	18,886	17,428
	24,801	23,344
Accumulated Depreciation	(17,593)	(12,575)
Foreign currency translation effect	(2,439)	(2,313)
	$4,769	$8,455

Depreciation expense for the year ended December 31, 2016 and 2015 amounted to $5,018 and $5,733, respectively.

All of our property and equipment are recorded in Insight (foreign subsidiary) as of December 31, 2016 and 2015.

NOTE 5. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Income tax and social security premiums	$2,275	$4,107
Holiday allowance	4,864	9,054
Other current liabilities	20,192	4,585
	$27,331	$17,746

NOTE 6. NOTES PAYABLE

Notes Payable

	December 31, 2016	December 31, 2015

Promissory Notes – December 2016	$51,000	$-
Less current portion of notes payable	51,000	-
Long-term notes payable	$-	$-

As of December 31, 2016 and 2015, the Company recorded accrued interest related to this promissory note of $28 and $0, respectively.

Dated June 16, 2016

On June 16, 2016, the Company issued a 10% Secured Promissory Note (the “Promissory Note”) for $100,000 and 400,000 shares of our unregistered common stock. The note bears interest at the rate of 10% per annum and is due in full on June 16, 2017. The note is secured by the pledge of 17,910,000 shares of the Company’s common stock, held by its CEO. The 400,000 common shares had a deemed value of $100,000 and were accounted for as a finance cost to the Promissory Note, resulting in a debt discount on day one of $100,000. Unamortized debt discount of $96,970 was reversed and adjusted against loss on extinguishment of debt. The Company charged to operations amortization of deferred financing cost of $3,030 during the year ended December 31, 2016.

On September 12, 2016, the Promissory Note issued on June 16, 2016 of $100,000 together with accrued interest of $1,511 was replaced by a Convertible Note for $101,511 and warrants to purchase up to 50,755 shares of our common stock. The note bears interest at the rate of 20% per annum and is due in full on September 11, 2017. The Company determined this was a debt extinguishment. The replacement of the note resulted in $101,600 loss on extinguishment of debt included in the consolidated statements of operations.

Dated December 30, 2016

On December 30, 2016, the Company issued a 20% Promissory Note for $51,000. The note bears interest at a rate of 20% per annum and the maturity date is the twelve months from the issue date.

Notes Payable – Related Parties

Notes payable – related party consisted of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Promissory Notes	$38,850	$-
Less current portion of notes payable	38,850	-
Long-term notes payable	$-	$-

Dated June 7, 2016

On June 7, 2016, the Company issued an 8% Promissory Note for EUR 4,700 ($5,264). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender. The note was repaid in October 2016.

On June 7, 2016, the Company issued another 8% Promissory Note for EUR 4,700 ($5,264). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender. The note was repaid in September 2016.

Dated June 29, 2016

On June 29, 2016, the Company issued an 8% Promissory Note for EUR 10,000 ($10,500). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

Dated June 30, 2016

On June 30, 2016, the Company issued an 8% Promissory Note for EUR 10,000 ($10,500). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

Dated August 29, 2016

On August 29, 2016, the Company issued an 8% Promissory Note for EUR 35,000 ($36,750). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender. EUR18,000 ($18,900) of note was repaid in December 2016.

As of December 31, 2016 and 2015, the Company recorded accrued interest related to these promissory notes - related party of $2,046 and $0, respectively.

NOTE 7. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Convertible Note - December 2015	$350,000	$500,000
Convertible Note - February 2016	30,000	-
Convertible Note - March 2016	250,000	-
Convertible Notes - May 2016	75,000	-
Convertible Note - June 2016	15,000	-
Convertible Notes - September 2016	201,511	-
Convertible Notes -October 2016	148,798	-
Convertible Notes - November 2016	25,000	-
Convertible Notes - December 2016	75,000	-
	1,170,309	500,000
Less debt discount and debt issuance cost	(414,118)	(29,687)
	756,191	470,313
Less current portion of convertible notes payable	756,191	-
Long-term convertible notes payable	$-	$470,313

The Company recognized amortization expense related to the debt discount and deferred financing fees of $345,850 and $632 for the year ended December 31, 2016 and 2015, respectively, which are included in interest expense in the consolidated statements of operations.

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

On July 22, 2016, $150,000 of the Convertible Note was converted into 941,620 common shares at market trading price $0.27 per share. $160,771 value of derivative liability on the date of conversion was extinguished and the conversion generated $56,534 gain on extinguishment of debt in the consolidated statements of operations.

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

Dated – Issued in Fiscal Year 2016

During the year ended December 31, 2016, the Company issued a total Convertible Notes in the amount of $820,308 and warrants to purchase up to 450,755 shares of our common stock, with the following terms:

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

Certain notes include financing costs paid, recorded as debt discounts, totaling to $17,500 and the Company received cash of $625,000.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes that became convertible as of December 31, 2016 and 2015 amounted to $2,577,652 and $31,080, respectively. During the year ended December 31, 2016, $709,751 of the value assigned to the derivative liability was recognized as a debt discount to the notes and warrants, $430,796 was recognized as a “day 1” derivative loss and $5,558 was recognized as loss on debt extinguishment of note .

During the year ended December 31, 2016, the Company amended the term of Convertible Note – June 2016 and replaced the one of Convertible Notes - September 2016 and recorded gain on debt extinguishment of $3,454.

Collateral. The Company’s obligations pursuant to the Convertible Notes issued by the Company on September 12, 2016 and September 21, 2016 are secured by a pledge of the shares of Common Stock owned by Berlisa B.V. (18,660,000 shares), a company owned or controlled by Geurt van Wijk, our Chief Operating Officer and Director, and Sterling Skies B.V. (18,6660,000 shares), a company owned or controlled by Remy de Vries, our Chief Technology Officer, and a pledge of 17,910,000 shares of Common Stock owned by Eagle Consulting LLC, a company owned or controlled by Arend D. Verweij, our Chief Executive Officer. In addition, the Company’s obligations pursuant to the Convertible Notes issued by the Company on September 12, 2016 and September 21, 2016 are also secured by a grant of a security interest in all of the intellectual property of the Company, whether currently owned or existing or that is acquired or comes into existence following the date of grant.

Warrants

We accounted for the issuance of the Warrants in accordance with ASC 815 as a derivative (see Note 8).

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

On September 12, 2016, the Company issued a Convertible Note in the amount of $150,000 of which $150,000 was received as of December 31, 2016, and warrants to purchase up to 75,000 shares of our common stock. The warrants are exercisable into 75,000 shares of common stock, for a period of one year from issuance, at 120% of the lowest trading price during 20 trading day prior to the exercise date.

On September 21, 2016, the Company issued Convertible Notes in the amount of $150,000 of which $150,000 was received as of December 31, 2016, and warrants to purchase up to 75,000 shares of our common stock. The warrants are exercisable into 75,000 shares of common stock, for a period of one year from issuance, at 120% of the lowest trading price during 20 trading day prior to the exercise date.

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2016:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
250,000	4.24	$0.40	250,000	$0.40
50,755	2.67	$0.0144	50,755	$0.0144
75,000	2.67	$0.0144	75,000	$0.0144
75,000	2.70	$0.0144	75,000	$0.0144

A summary of activity during the period ended December 31, 2016 follows:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2015	-	$-
Issued	450,755	0.23
Exercised	-	-
Forfeited/canceled/expired	-	-
Balances as of December 31, 2016	450,755	$0.23

NOTE 8. DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2016. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrants is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in December 31, 2016 and 2015:

	Year Ended
	December 31,
	2016	2015
Expected term	0.10 - 5.00 years	1.33 - 1.36 years
Expected average volatility	98% - 169%	108% - 110%
Expected dividend yield	-	-
Risk-free interest rate	0.36% - 1.93%	0.80%

The following table summarizes the derivative liabilities included in the balance sheet at December 31, 2016:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2015	$31,080
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	704,849
Addition of new derivatives liabilities recognized as loss on convertible notes	344,712
Addition of new derivatives liabilities recognized as issuance of warrants as debt discounts	4,902
Addition of new derivative liabilities recognized as loss on warrants	86,084
Reduction of derivatives liabilities from conversion of convertible note to common shares	(160,771)
Loss on debt extinguishment	2,103
Loss on change in fair value of the derivative liabilities	1,564,693
Balance – December 31, 2016	$2,577,652

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The following table summarizes the loss on derivative liability included in the income statement for the financial periods ended December 31, 2016 and 2015, respectively.

	Year Ended
	December 31,
	2016	2015
Day one loss due to derivative liabilities on convertible notes and warrants	$430,796	$-
Loss on change in fair value of the derivative liabilities	1,564,693	761
Loss on change in the fair value of derivative liabilities	$1,995,489	$761

NOTE 9. INCOME TAXES

IDdriven, Inc. was formed in January 2014 under the name TiXFi, Inc. Prior to the Share Exchange in December 2015, the Company only had operations in the United States. In December 2015, the Company became the parent of Insight Innovators B.V., a wholly owned Netherlands subsidiary, which files tax returns in The Netherlands.

The Netherlands and U.S. components of (loss) income before income taxes were as follows:

	For The Years Ended
	December 31,
	2016	2015
The Netherlands	$(631,576)	$(952,639)
United States	(3,634,371)	(235,984)
Loss before income taxes	$(4,265,947)	$(1,188,623)

The income tax provision (benefit) for the years ended December 31, 2016 and 2015 consists of the following:

	For The Years Ended
	December 31,
	2016	2015
Income tax expense (benefit) at statutory rate:
The Netherlands	$(147,394)	$(227,660)
United States	(376,876)	(80,234)
Total	(524,270)	(307,894)
Change in valuation allowance	524,270	273,394
Income tax expense (benefit) per books	$-	$(34,500)

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recorded for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
NOL Carryover:
The Netherlands	$315,236	$167,842
United states	457,111	80,235
Total	772,347	248,077
Valuation allowance	(772,347)	(248,077)
Net deferred tax asset	$-	$-

The reconciliation of the effective income tax rate to the U.S. federal statutory rate as of December 31, 2016 and 2015:

Federal income tax rate	34.0%
Increase in valuation allowance	(34.0%)
Effective income tax rate	0.0%

The reconciliation of the effective income tax rate to the Netherlands statutory rate as follows:

	December 31,
	2016	2015
Income tax rate	23.3%	23.9%
Increase in valuation allowance	(23.3%)	(23.9%)
Effective income tax rate	0.0%	0.0%

At December 31, 2016 and 2015, the Company had approximately $1,345,000 and $713,000, respectively of foreign net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire in 2023. At December 31, 2016 and 2015, the Company had approximately $1,344,500 and $236,000, respectively, of federal (U.S.) NOLs that may be available to offset future taxable income, which begin to expire in 2034. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company assesses the likelihood that deferred tax assets will be realized. ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2016. As at December 31, 2014, the Company had a tax position, for which we have established a tax benefit of $34,500, for the carry back of losses incurred during the year ended December 31, 2015. For the years ended December 31, 2016 and 2015, the increase in the valuation allowance was $524,270 and $273,394, respectively.

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended December 31, 2014 (U.S) and December 31, 2013 (Netherlands).

NOTE 10. COMMITMENTS AND CONTINGENCIES

Rent commitment

Insight leases approximately 4,000 square feet of space at Nijverheidsweg Noord 78, 3812PM Amersfoort, The Netherlands. The terms of the lease require that Insight pay €1,500 per month (approximately $1,680 per month) on a month to month basis to a related party landlord, owned by immediate family member of management.

Total rent expenses for the year ended December 31, 2016 and 2015 were $19,935 and $20,160, respectively. Rent payable as of December 31, 2016 and 2015 amounted to $17,152 and $3,937, respectively and included under accounts payable in the consolidated balance sheet.

Management Agreements

Insight entered into Management Agreements with Berlisa B.V., Eagle Consulting LLC and Sterling Skies B.V. (entities that are owned by Messrs. Verweij, van Wijk and de Vries, executive officers of our company and related parties) on July 1, 2014 for a period of one year which expired on June 30, 2015 with a monthly fee of €7,500 per month.

The Company charged $498,538 and $360,825 during the years ended December 31, 2016 and 2015, respectively to operations for the management fees stemming from these Management Agreements.

As of December 31, 2016 and 2015, the management fees payable was $296,816 and $33,399 and accrued interest on the payable amount of $9,172 and $0, respectively.

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

Litigation

From time to time we may be a defendant and/or plaintiff in various other legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

NOTE 11. RELATED PARTY CONSIDERATIONS

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

As of December 31, 2016 and 2015, balance in loan receivable, related party was $0, respectively.

The Company recognized interest income of $0 and $2,730 for the years ended December 31, 2016 and 2015, respectively, in connection with the loans.

Rent

Insight leases approximately 4,000 square feet of space in The Netherlands from a related party landlord, owned by immediate family member of management (see note 10).

Management Contracts

During the years ended December 31, 2016 and 2015, the Company entered into management contracts with officers and directors of the Company who are also major shareholders, whereby they received cash salaries, stock option grants and other commitments (see note 10).

NOTE 12. CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the years ended December 31, 2016 and 2015. In 2015 Insight Innovators decided to stop with consultancy and move forward as a product company.

	Year Ended	Year Ended
Customer	December 31, 2016	December 31, 2015

EU OCG UK	-%	75%
EU Key Talk	-%	22%
EU PWN	96%	-%

$57,538 of our total sales of $60,038 was generated in foreign countries by Insight during the year ended December 31, 2016. All of our sales were generated in foreign countries by Insight during the year ended December 31, 2015.

NOTE 13. STOCKHOLDERS’ DEFICIT

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

F-30

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

During the year ended December 31, 2016, 607,289 shares of Series A Convertible Preferred Stock were converted into 20,505,777 shares of common stock.

During the year ended December 31, 2015, we issued 807,568 shares of Series A Convertible Preferred stock, to five individuals, as part of the merger with Insight. The shares were issued for cash of $557,802 and exchange of a convertible note payable and accrued interest of $257,912. As of December 31, 2015, $250,000 was unpaid and a subscription receivable was recorded.

As of December 31, 2016 and 2015, the Company had 200,279 and 807,568, respectively, shares of Series A Convertible preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2016, the Company issued 22,547,397 shares of common stock, as follows:

•	700,000 shares of common stock to consultants, for services valued at $100,000.
•	20,505,777 shares of common stock in a conversion of 607,289 shares of Series A Convertible Preferred Stock.
•	400,000 shares of common stock, with a value of $100,000, issued as part of a $100,000 Promissory Note.
•	941,620 shares of common stock in a conversion of $150,000 of Convertible Notes valued at $254,238.

During the year ended December 31, 2015, the Company issued 74,770,308 shares of common stock, as follows:

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

The following transactions occurred as a result of the reverse acquisition on December 21, 2015:

•	The Company purchased 12,000,000 shares of its common stock from its former Chief Executive Officer for $150,000 and the shares were cancelled.

•

Our former Chief Executive Officer acquired all assets and liabilities related to our online ticket brokerage business in exchange for the cancellation of 18,000,000 shares of our common stock she held.

•	The Company issued 4,080,000 shares of its unregistered common stock to an unaffiliated third party for compensation valued at $68,000.

As at December 31, 2016 and 2015, the Company had 97,457,397 and 74,910,000 shares of common stock issued and outstanding, respectively.

NOTE 14. INCENTIVE STOCK PLANS

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

A summary of activity during the year ended December 31, 2016 follows:

Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Fair Value on Grant Date	Intrinsic Value
Balances as of December 31, 2014	-	$-	$-	$-
Granted	8,173,686	0.0587	71,630	-
Exercised	-	-	-	-
Forfeited/canceled	-	-	-	-
Balances as of December 31, 2015	8,173,686	$0.0587	$71,630	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/canceled	-	-	-	-
Balances as of December 31, 2016	8,173,686	$0.0587	$71,630	$-

The outstanding options have a weighted-average remaining contract term of 3.98 years. As of December 31, 2016, all options remain unvested.

One-third of the options granted vest at the end of the first, second and third year after the date of the award date of December 21, 2015. After vesting, the option generally can be exercised for the period remaining in the 5-year term from issuance date. Total compensation cost expected to be recognized for unvested options at December 31, 2016 amounted to $27,479. During the year ended December 31, 2016 and 2015, the Company charged to operations stock based compensation expense of $42,960 and $1,191, respectively.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2015:

Year Ended December 31,
2015
Expected term	5 years
Expected average volatility	95%
Expected dividend yield	-
Risk-free interest rate	1.67%
Expected annual forfeiture rate	-

The following table summarizes information relating to outstanding and exercisable stock options as of December 31, 2016:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
8,173,686	3.98	$0.0587	-	-

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at December 31, 2016 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of December 31, 2016, the aggregate intrinsic value of options outstanding was $nil, as we did not have options available for exercise. As of December 31, 2016, no options to purchase shares of common stock were exercisable.

NOTE 15. SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to December 31, 2016, the Company issued as follows:

•	1,646,717 shares of common stock for the conversion of debt and accrued interest of $31,401.

•	3,579,256 shares of common stock in a conversion of 105,946 shares of Series A Convertible Preferred Stock.

•	1,365,000 shares of commons stocks from private placement share subscription, for net proceeds of $24,570.

Warrants

Subsequent to December 31, 2016, the Company agreed to issue a total of 9,000,000 stock warrants as follows:

•

On January 30, 2017, the Company entered into a public relations agreement with an unaffiliated party with warrants to purchase up to 5,000,000 shares of our common stock, subject to the achievement of certain price targets. The warrants are exercisable into 5,000,000 shares of common stock, for a period of 3 years, with 3,000,000 warrants exercisable at a price of $0.05 per share and 2,000,000 warrants exercisable at a price of $0.25 per share.

•	On February 21, 2017, the Company entered into a consulting agreement with an unaffiliated party with warrants to purchase up to 4,000,000 shares of our common stock, subject to the achievement of certain price targets. The warrants are exercisable into 4,000,000 shares of common stock, for a period of three years, with 2,000,000 warrants exercisable at a price of $0.02 per share and 2,000,000 warrants exercisable at a price of $0.25 per share.

Subsequent to December 31, 2016, the Company issued a total of 136,500 stock warrants as follows:

•	On February 28, 2017, the Company entered into a share subscription agreement with an unaffiliated party with attached warrants to purchase up to 136,500 shares of our common stock. The warrants are exercisable into 136,500 shares of common stock, for a period of two years from issuance, at a price of $0.02 per share.

Promissory Notes

On January 26, 2017, the Company issued a promissory note in the amount of $10,000 to an unaffiliated third party. The $10,000 note bears 20% interest and matures January 25, 2018.

Other Agreements

On February 1, 2017, the Company has entered into a consignment sales agreement with an unaffiliated independent contract for a one year term in which the Company’s products will be sold through the sales agent and will received sales commission at 5% of the net sales.

On February 15, 2017, the Company has entered into an investor relations agreement with an unaffiliated party to help seeking investors for the Company. The future compensation includes cash payment upon closing of the Placement equivalent to 10% of the aggregate gross proceeds from the Placement and Stock warrants at 10% of the aggregate number of common shares sold in the Placement.

On March 19, 2017, the Company has entered into an investor relations agreement with an unaffiliated party to help seeking investors for the Company. The future compensation includes cash payment upon closing of the Placement equivalent to 10% of the aggregate gross proceeds from the Placement and Stock warrants at 10% of the aggregate number of common shares sold in the Placement.

