Form 10-Q
period 2017-03-31
IDdriven, Inc.
filed 2017-05-17
CIK 1605024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ☐

As of May 15, 2017, there were 117,317,366 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report includes forward-looking statements. These forward looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including but not limited to: variability of our future revenues and financial performance; risks associated with product development and technological changes; the acceptance of our products in the marketplace by potential future customers; general economic conditions. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 31, 2017.

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

ITEM 1. FINANCIAL STATEMENTS.

IDdriven Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$120,866	$13,174
Accounts receivable	6,719	12,236
Other receivables and prepaid expenses	10,603	11,514
Total Current Assets	138,188	36,924

Property and equipment, net	3,804	4,769
Other assets	16,965	16,648
TOTAL ASSETS	$158,957	$58,341

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (including related party payables of $23,305 and $17,152, respectively)	$292,517	$195,767
Accrued expenses	136,466	98,684
Accrued interest - related parties	20,835	9,172
Deferred revenue and customer deposits	-	7,500
Management fees payable - related parties	390,459	296,816
Other current liabilities	77,424	27,331
Convertible notes payable, net of unamortized debt discount of $267,403 and $414,118, respectively	985,855	756,191
Notes payable	61,000	51,000
Notes payable - related parties	39,590	38,850
Derivative liabilities	260,771	2,577,652
Total Current Liabilities	2,264,917	4,058,963

TOTAL LIABILITIES	2,264,917	4,058,963

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock: 10,000,000 authorized shares; $0.001 par value
Series A convertible preferred stock, $0.001 par value, $1.00 stated value; 808,000 shares designated; 94,333 and 200,279 shares issued and outstanding, respectively.	95	201
Common stock: 500,000,000 authorized; $0.001 par value 107,044,378 and 97,457,397 shares issued and outstanding, respectively	107,045	97,457
Additional paid in capital	1,304,018	1,171,625
Accumulated deficit	(3,497,809)	(5,255,277)
Accumulated other comprehensive loss	(19,309)	(14,628)
Total Stockholders' Deficit	(2,105,960)	(4,000,622)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$158,957	$58,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDdriven Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$18,233	$1,732
Operating Expenses
General and administration	127,682	159,840
Salaries and wages	53,442	94,962
Stock based compensation	28,184	50,842
Research and development	29,448	30,949
Management fees	122,448	124,552
Depreciation	1,047	1,386
Total operating expenses	362,251	462,531

Loss from operations	(344,018)	(460,799)

Other income (expense)
Interest expense	(245,209)	(23,581)
Change in fair value of derivative liability	2,277,306	(1,176,150)
Gain on extinguishment of debt	69,389	-
Total other income (expense)	2,101,486	(1,199,731)

Net income (loss) before taxes	1,757,468	(1,660,530)

Income tax benefit	-	-

Net income (loss)	$1,757,468	$(1,660,530)

Other comprehensive income (loss)
Foreign currency translation adjustment	(4,681)	(3,199)

Comprehensive income (loss)	$1,752,787	$(1,663,729)

Net income (loss) per common share, Basic and Diluted	$0.02	$(0.02)

Weighted average number of common shares outstanding, Basic and Diluted	100,563,342	75,170,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDdriven Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$1,757,468	$(1,660,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,047	1,386
Stock-based compensation	28,184	50,842
Expenses paid by note payable	-	5,000
Amortization of debt discount and debt issue cost	189,845	10,479
Gain on extinguishment of debt	(69,389)	-
Change in fair value of derivative	(2,277,306)	1,176,150
Changes in operating assets and liabilities:
Accounts receivable	5,601	(54)
Prepaid expenses and other receivables	1,017	(23,868)
Accounts payable	108,102	45,558
Accrued interest	43,699	13,033
Accrued interest, related parties	11,663	-
Deferred revenue	(7,500)	-
Management fees, related parties	93,433	-
Other current liabilities	50,857	(201)
Net Cash Used in Operating Activities	(63,279)	(382,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,458)
Net Cash Used in Investing Activities	-	(1,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	135,846	250,000
Proceeds from issuance of promissory notes payable	10,000	-
Proceeds from issuance of common shares	27,300	-
Proceeds from preferred stock subscription	-	245,000
Net Cash Provided By Financing Activities	173,146	495,000

Foreign currency translation effect on cash and cash equivalents	(2,175)	1,226

Increase in cash and cash equivalents	107,692	112,563
Cash and cash equivalents, beginning of period	13,174	48,764
Cash and cash equivalents, end of period	$120,866	$161,327

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Derivative liability recognized as debt discount	$24,631	$263,879
Prepaid expenses paid by note payable	$-	$25,000
Accrued debt issuance cost	$-	$17,500
Conversion of Series A Convertible Preferred Stock into common stock	$3,579	$-
Conversion of notes payable and accrued interest into common stock	$104,128	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDDRIVEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Operations

IDdriven, Inc., (“IDdriven”, “we”, “us”, or the “Company”) is a Nevada corporation incorporated on January 27, 2014 under the name TiXFi, Inc. Insight Innovators B.V., was incorporated on May 22, 2013 in the Netherlands and has its registered corporate seat in Amersfoort, The Netherlands.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred operating losses of $344,018 during the three months ended March 31, 2017 and has an accumulated deficit of $3,497,809 as of March 31, 2017. In addition, current liabilities exceed current assets by $2,126,729 as of March 31, 2017.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2017.

Consolidation Policy

For March 31, 2017, the unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Insight Innovators B.V. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

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

Functional currency

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars (“USD”). The Company’s wholly owned subsidiary (Insight’s) functional currency is the Euro. The financial statements are translated into USD in accordance with Codification ASC 830, “Foreign Currency Matters”. All assets and liabilities were translated at the current exchange rate, at respective balance sheet dates, shareholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the reporting periods. The resulting translation adjustments are reported as other comprehensive income and accumulated other comprehensive income in the shareholders’ equity in accordance with Codification ASC 220, “Comprehensive Income”.

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated into Euro at the rate on the date of the transaction and included in the results of operations as incurred. There were no material transaction gains or losses in the periods presented.

	March 31, 2017	December 31, 2016

Spot Euro: USD exchange rate	$1.07	$1.05

Average Euro: USD exchange rate	$1.06	$1.08–1.12

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of March 31, 2017 and December 31, 2016, cash primarily consists of cash on hand and in bank. As of March 31, 2017, cash held in a U.S. bank was $119,010 and cash held in foreign bank in the Netherlands was $1,856 (EUR1,735). As of December 31, 2016, cash held in a U.S. bank was $9,971 and cash held in foreign bank in the Netherlands was $3,203 (EUR3,050).

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or is determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. The Company’s agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, the agreements are accounted for as service contracts.

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

Share-Based Expense

ASC 718, ”Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, ”Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $28,184 and $50,842 for the three months ending March 31, 2017 and 2016, respectively.

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

The hierarchy is summarized in the three broad levels listed below:

Level 1	-	quoted prices in active markets for identical assets and liabilities
Level 2	-	other significant observable inputs (including quoted prices for similar assets and liabilities, interest rates, credit risk, etc.)
Level 3	-	significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities).

In accordance with Accounting Standards Codification (“ASC”) 815, the Company’s debt derivative liabilities are measured at fair value on a recurring basis, and are level 3 measurements in the three-tier fair value hierarchy.

There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2017 and 2016.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The following table summarizes fair value measurements by level at March 31, 2017 and December 31, 2016 measured at fair value on a recurring basis:

March 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$260,771	$260,771

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$2,577,652	$2,577,652

Recently Issued Accounting Standards

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-06, “Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” Among other things, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments also remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances. Lastly, the amendments eliminate redundant investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets. Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Furniture	$5,915	$5,915
Computers	18,886	18,886
	24,801	24,801
Accumulated Depreciation	(18,639)	(17,593)
Foreign currency translation effect	(2,358)	(2,439)
Property and equipment, net	$3,804	$4,769

Depreciation expense for the three months ended March 31, 2017 and 2016 amounted to $1,047 and $1,386, respectively.

All of the Company’s property and equipment are recorded in Insight (foreign subsidiary) as of March 31, 2017 and December 31, 2016.

NOTE 4. NOTES PAYABLE

Notes Payable

	March 31,	December 31,
	2017	2016

Promissory Notes - December 2016	$51,000	$51,000
Promissory Notes - January 2017	10,000	-
Less current portion of notes payable	61,000	51,000
Long-term notes payable	$-	$-

As of March 31, 2017 and December 31, 2016, the accrued interest related to this promissory note was $2,894 and $28, respectively.

Dated December 30, 2016

On December 30, 2016, the Company issued a 20% Promissory Note for $51,000. The note bears interest at a rate of 20% per annum and the maturity date is the twelve months from the issue date.

Dated January 26, 2017

On January 26, 2017, the Company issued a 20% Promissory Note for $10,000. The note bears interest at a rate of 20% per annum and the maturity date is the twelve months from the issue date.

Notes Payable – Related Parties

Notes payable – related party consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Promissory Notes	$39,590	$38,850
Less current portion of notes payable	39,590	38,850
Long-term notes payable	$-	$-

Dated June 29, 2016

On June 29, 2016, the Company issued an 8% Promissory Note for EUR 10,000 ($10,700). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

Dated June 30, 2016

On June 30, 2016, the Company issued an 8% Promissory Note for EUR 10,000 ($10,700). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

Dated August 29, 2016

On August 29, 2016, the Company issued an 8% Promissory Note for EUR 35,000 ($37,450). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender. EUR18,000 ($18,900) of note was repaid in December 2016.

As of March 31, 2017 and December 31, 2016, the accrued interest related to these promissory notes - related party was $2,866 and $2,046, respectively.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December31,
	2017	2016
Convertible Note - December 2015	$350,000	$350,000
Convertible Note - February 2016	-	30,000
Convertible Note - March 2016	250,000	250,000
Convertible Notes - May 2016	62,500	75,000
Convertible Note - June 2016	15,000	15,000
Convertible Notes - September 2016	176,510	201,511
Convertible Notes -October 2016	130,748	148,798
Convertible Notes - November 2016	25,000	25,000
Convertible Notes - December 2016	75,000	75,000
Convertible Notes - March 2017	168,500	-
	1,253,258	1,170,309
Less debt discount and debt issuance cost	(267,403)	(414,118)
	985,855	756,191
Less current portion of convertible notes payable	985,855	756,191
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $189,845 and $10,479 for the three months ended March 31, 2017 and 2016, respectively, which are included in interest expense in the consolidated statements of operations.

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

13

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

Dated – Issued in 1st Quarter 2017

During the three months ended March 31, 2017, the Company issued a Convertible Note to EMA Financial, LLC (“Purchaser”) in the amount of $168,500 (the “Note”) with the following terms:

•	Term 1 year

•	Annual interest rate 10%

•	Convertible at the option of the holders either at issuance or 1 year from issuance

•	Conversion price is $0.04 per share

•	Financing cost on note issuance at $18,500

The Note is convertible into common stock, subject to Rule 144, at any time after the issue date of the Note at a conversion price of $0.04 per share of the Company’s Common Stock provided however, if the Company fails to comply with Section 1.9 of the Note (described below), then the conversion price (“Default Conversion Price”) shall equal the lower of: (i) the closing sale price of Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 60% of either the lowest sale price for the Common Stock on the Principal Market during the twenty (20) consecutive Trading Days immediately preceding the Conversion Date or the closing bid price, whichever is lower, provided, however, if the Company’s share price at any time loses the bid (ex: 0.0001 on the ask with zero market makers on the bid on level 2), then the Conversion Price may, in the Purchaser's sole and absolute discretion, be reduced to a fixed conversion price of 0.00001 (if lower than the conversion price otherwise), and provided, that if on the date of delivery of the Conversion Shares to the Purchaser, or any date thereafter while Conversion Shares are held by the Purchaser, the closing bid price per share of Common Stock on the Principal Market on the Trading Day on which the Common Shares are traded is less than the sale price per share of Common Stock on the Principal Market on the Trading Day used to calculate the Conversion Price hereunder, then such Conversion Price shall be automatically reduced such that the Conversion Price shall be recalculated using the new low closing bid price (“Adjusted Conversion Price”) and shall replace the Conversion Price above, and Purchaser shall be issued a number of additional shares such that the aggregate number of shares Purchaser receives is based upon the Adjusted Conversion Price, and provided, further, that the Conversion Price shall be subject to further adjustment in Section 1.2(b) of the Note. Purchaser does not have the right to convert the Note, to the extent that it would beneficially own in excess of 4.9% of the Company's outstanding common stock.

If an Event of Default under Section 3.9 of the Note has occurred (i.e., failure to comply with the Exchange Act), Purchaser, in its sole discretion, may elect to use a Conversion Price which shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date; (ii) 60% of either the lowest sale price or the closing bid price, whichever is lower for the Common Stock on the Principal Market during any Trading Day in which the Event of Default has not been cured. If such Common Stock is not traded on the OTCBB, OTCQB, NASDAQ or NYSE, then such sale price shall be the sale price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no sale price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc. If such sale price cannot be calculated for such security on such date in the manner provided above, such price shall be the fair market value as mutually determined by the Company and the Purchaser. If the Company’s Common stock is chilled for deposit at DTC, becomes chilled at any point while this Note remains outstanding or deposit or other additional fees are payable due to a Yield Sign, Stop Sign or other trading restrictions, or if the closing sale price at any time falls below $0.01 (as appropriately and equitably adjusted for stock splits, stock dividends, stock contributions and similar events), then such 60% figure specified above shall be reduced to 45%. In the event that the shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount hereunder, an additional 5% discount will be attributed to the Conversion Price. Additionally, the Company acknowledges that it will take all reasonable steps necessary or appropriate, including providing a board of directors resolution authorizing the issuance of common stock to Purchaser.

The Company determined that the conversion feature met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock therefore the embedded conversion option is bifurcated once the note becomes convertible and accounted for it as a derivative liability. The fair value of the conversion feature is recorded as a debt discount and amortized to interest expense over the term of the note.

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible as of March 31, 2017 and December 31, 2016 amounted to $260,771 and $2,577,652, respectively. During the three months ended March 31, 2017 and 2016, $24,631 and $263,879 of the value assigned to the derivative liability was recognized as a debt discount to the notes and warrants, $0 and $284,380 was recognized as a “day 1” derivative loss, respectively.

During the three months ended March 31, 2017, convertible notes totaled $85,550 and $6,023 accrued interest were converted into 4,642,725 common shares with the recognition of gain on note conversion at $69,389.

Warrants

We accounted for the issuance of the Warrants in accordance with ASC 815 as a derivative (see Note 6).

Fiscal Year 2016

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

1st Quarter 2017

During the three months ended March 31, 2017, the Company issued a total of 3,136,500 stock warrants as follows:

•	On January 30, 2017, the Company entered into a public relations agreement with an unaffiliated party with warrants to purchase up to 2,000,000 shares of common stock. The warrants are exercisable into 2,000,000 shares of common stock, for a period of 3 years, at a price of $0.25 per share. The 2,000,000 warrants are considered tainted and the Company has recorded the related derivative liability.

•	On February 21, 2017, the Company entered into a consulting agreement with an unaffiliated party with warrants to purchase up to 1,000,000 shares of common stock. The warrants will be vested and can be exercised into 1,000,000 shares of common stock in 3 months from the agreement date by May 21 2017, for a period of three years from issuance, at a price of $0.02 per share. The related derivative liability for the 1,000,000 warrants will be recorded in May 2017 when they become tainted.

•	On February 28, 2017, the Company entered into a share subscription agreement with an unaffiliated party with attached warrants to purchase up to 136,500 shares of common stock. The warrants are exercisable into 136,500 shares of common stock, for a period of two years from issuance, at a price of $0.02 per share. The 136,500 warrants are considered tainted and the Company has recorded the related derivative liabilities.

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2017:

	Warrants Outstanding			Warrants Exercisable
	Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
3/28/2016	250,000	3.99	$0.40	250,000	$0.40
9/12/2016	75,000	2.42	0.0211	75,000	0.0211
9/12/2016	50,755	2.42	0.0211	50,755	0.0211
9/21/2016	75,000	2.45	0.0211	75,000	0.0211
1/30/2017	2,000,000	2.84	0.2500	2,000,000	0.2500
2/21/2017	1,000,000	0.90	0.0200	-	-
2/28/2017	124,000	1.92	0.0200	124,000	0.0200
2/28/2017	12,500	1.92	0.0200	12,500	0.0200
	3,587,255			2,587,255

A summary of activity during the three months ended March 31, 2017 as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Balances as of December 31, 2016	450,755	$0.23
Granted	3,136,500	0.17
Exercised	-	-
Forfeited/canceled	-	-
Balances as of March 31, 2017	3,587,255	$0.17

NOTE 6. DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, ”Derivatives and Hedging,” and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrants is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in March 31, 2017 and December 31, 2016:

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016
Expected term	0.08 - 3.99 years	0.10 - 5.00 years
Expected average volatility	113% - 151%	98% - 169%
Expected dividend yield	-	-
Risk-free interest rate	0.67%-1.72%	0.36% - 1.93%

The following table summarizes the derivative liabilities included in the balance sheet at March 31, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2016	$2,577,652
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	24,631
Addition of new derivatives liabilities recognized as issuance of warrants as stock based compensation expense	17,737
Reduction of derivatives liabilities from conversion of convertible note to common shares	(81,943)
Gain on change in fair value of the derivative liabilities	(2,277,306)
Balance – March 31, 2017	$260,771

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The following table summarizes the loss on derivative liability included in the income statement for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended
	March 31,
	2017	2016
Day one loss due to derivative liabilities on convertible notes and warrants	$-	$284,380
(Gain) Loss on change in fair value of the derivative liabilities	(2,277,306)	891,770
(Gain) Loss on change in the fair value of derivative liabilities	$(2,277,306)	$1,176,150

NOTE 7. RELATED PARTY CONSIDERATIONS

Management Agreements

Insight entered into Management Agreements with Berlisa B.V., Eagle Consulting LLC and Sterling Skies B.V. (entities that are owned by Messrs. Verweij, van Wijk and de Vries, executive officers of our company and related parties) on July 1, 2014 for a period of one year which expired on June 30, 2015 with a monthly fee of €7,500 per month.

The Company charged $122,448 and $124,552 during the three months ended March 31, 2017 and 2016, respectively to operations for the management fees stemming from these Management Agreements.

As of March 31, 2017 and December 31, 2016, the amount due to related parties was $390,459 and $296,816 and accrued interest on the payable amount of $20,835 and $9,172, respectively.

NOTE 8. CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the three months ended March 31, 2017 and 2016. In 2015 Insight Innovators decided to stop with consultancy and move forward as a product company.

	Three Months Ended	Three Months Ended
Customer	March 31, 2017	March 31, 2016
EU PWN	59%	100%
US NRECA	41%	-

$10,733 of our total sales of $18,233 was generated in foreign countries by Insight during the three months ended March 31, 2017. All of our sales were generated in foreign countries by Insight during the three months ended March 31, 2016.

NOTE 9. STOCKHOLDERS’ DEFICIT

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

During the three months ended March 31, 2017, 105,946 shares of Series A Convertible Preferred Stock were converted into 3,579,256 shares of common stock.

As of March 31, 2017 and December 31, 2016, the Company had 94,333 and 200,279, respectively, shares of Series A Convertible preferred stock issued and outstanding, respectively.

Common Stock

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the three months ended March 31, 2017, the Company issued 9,586,981 shares of common stock, as follows:

•	1,365,000 shares of common stock issued for net proceeds of $27,300.

•	3,579,256 shares of common stock in a conversion of 105,946 shares of Series A Convertible Preferred Stock.

•	4,642,725 shares of common stock in a conversion of $85,550 of Convertible Notes and accrued interest $6,023 valued at $104,128.

As at March 31, 2017 and December 31, 2016, the Company had 107,044,378 and 97,457,397 shares of common stock issued and outstanding, respectively.

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

A summary of activity during the three months ended March 31, 2017 follows:

Options Outstanding
		Weighted-	Fair Value
	Number of	Average	on Grant	Intrinsic
	Shares	Exercise Price	Date	Value
Balances as of December 31, 2016	8,173,686	$0.0587	$71,630	$2,997
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/canceled	-	-	-	-
Balances as of March 31, 2017	8,173,686	$0.0587	$71,630	$-

The outstanding options have a weighted-average remaining contract term of 3.73 years. As of March 31, 2017, all options remain unvested.

One-third of the options granted vest at the end of the first, second and third year after the date of the award date of December 21, 2015. After vesting, the option generally can be exercised for the period remaining in the 5-year term from issuance date. Total compensation cost expected to be recognized for unvested options at March 31, 2017 amounted to $22,568. During the three months ended March 31, 2017 and 2016, the Company charged to operations stock based compensation expense of $4,910 and $10,842, respectively.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the year ended December 31, 2015:

Year Ended December 31,
2015
Expected term	5 years
Expected average volatility	95%
Expected dividend yield	-
Risk-free interest rate	1.67%
Expected annual forfeiture rate	-

The following table summarizes information relating to outstanding and exercisable stock options as of March 31, 2017:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

8,173,686	3.73	$0.0587	2,724,562	$0.0489

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at March 31, 2017 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of March 31, 2017, 2,724,562 options to purchase shares of common stock were exercisable and the intrinsic values of these options are $nil. As of March 31, 2017, the intrinsic value of 5,449,124 outstanding options is nil, as these options to employees vest in the future periods.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Rent commitment

Insight leases approximately 4,000 square feet of space at Nijverheidsweg Noord 78, 3812PM Amersfoort, The Netherlands. The terms of the lease require that Insight pay €1,500 per month (approximately $1,590 per month) on a month to month basis.

Total rent expenses for the three months ended March 31, 2017 and 2016 were $4,770 and $4,995, respectively. Rent payable as of March 31, 2017 and December 31, 2016 amounted to $23,305 and $17,152, respectively and included under accounts payable in the consolidated balance sheet.

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

NOTE 12. SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to March 31, 2017, the Company issued 10,272,988 shares of common stock for the conversion of convertible notes in the principal amount of $68,884.

Convertible Notes

The Company sold to AUCTUS FUND, LLC, a Delaware limited liability company (the “Purchaser”) a 10% Convertible Note in the principal amount of $168,500 (the “Note”) for a purchase price of $168,500. The Note was funded and the transaction closed on April 12, 2017. The Note matures on January 10, 2018 (the “Maturity Date”). Interest accrues daily on the outstanding principal amount of the Note at a rate per annum equal to 10% on the basis of a 365-day year. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-four (24%) per annum. The principal amount of the Note and interest are payable on the Maturity Date. The Note is convertible into common stock, subject to Rule 144, at any time after the issue date of the Note at a conversion price of $0.04 per share of the Company’s Common Stock, subject to adjustment as set forth in Sections 1.2 – 1.9 of the Note therein, including, without limitation Prepayment of the Note pursuant to Section 1.9 therein.

Effective on May 2, 2017 the Company sold to Crown Bridge Partners, LLC (“Investor”) a convertible promissory note in the principal amount of $55,000 for a purchase price of $45,000. The Note bears interest at the rate of 1% per year. The Note matures on April 10, 2018. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-two (22%) per annum. The principal amount of the Note and interest are payable on its maturity date. The Investor is entitled to, at any time or from time to time, convert the Note into shares of the Company’s common stock, at a conversion price per share equal to seventy five percent (75%) of the lowest traded price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion, upon the terms and subject to the conditions of the Note. The conversion price of the Note is subject to adjustment in the event of stock splits, stock dividends and similar corporate events. In addition, the conversion price is subject to adjustment if we issue or sell convertible promissory notes that are convertible for a consideration per share less than the conversion price then in effect or includes a longer look back period than provided in the Note. If this should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable or in the case of a more favorable look back period, the look back period shall be adjusted to such greater number of days. The Note contains representations, warranties, events of default, beneficial ownership limitations, prepayment options, and other provisions that are customary of similar instruments.

The Note is not convertible to the extent that (a) the number of shares of the Company’s common stock beneficially owned by the Investor and (b) the number of shares of the Company’s common stock issuable upon the conversion of the Note or otherwise would result in the beneficial ownership by Investor of more than 4.99% of the Company’s then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the Investor upon a notice of 61 days to us.

Series B Preferred Stock

On May 11, 2017, the Company filed a certificate of designation, preferences and rights of Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 1,500,000 shares of its previously authorized preferred stock as Series B Preferred Stock. The holders of shares of Series B Preferred Stock that are not entitled to dividends or distributions have the following voting rights:

•

Each share of Series B Preferred Stock entitles the holder to 250 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series B Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting.

•

Except as otherwise provided in the Certificate of Designation, the holders of Series B Preferred Stock, the holders of Company common stock and the holders of shares of any other Company capital stock having general voting rights and shall vote together as one class on all matters submitted to a vote of the Company’s stockholders.

•	The holders of the Series B Preferred Stock do not have any conversion rights.

On May 12, 2017, the Company entered into investment agreements (the “Investment Agreements”) with three entities in which Arend D. Verweij, Geurt van Wijk and Remy de Vries, individuals who are either executive officers and directors or both of the Company, have a pecuniary interest in and exercise voting and dispositive control over. Pursuant to the terms of each of the respective Investment Agreements, the Company sold to each of the three entities 500,000 shares of the Series B Preferred Stock at a purchase price of $500 ($0.001 per share).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and associated notes appearing elsewhere in this Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements as a result of various factors, including the risks and uncertainties described under “Risk Factors.”, as set forth in our Annual Report on Form 10-K filed with the SEC on March 31, 2017.

Accounting Periods. We define our accounting periods as follows:

•	“2016”-January 1, 2016 through December 31, 2016,

•	“first quarter of 2016”-January 1, 2016 through March 31, 2016,

•	“2017”-January 1, 2017 through December 31, 2017,

•	“first quarter of 2017”-January 1, 2017 through March 31, 2017.

Recapitalization, Change in Fiscal Year. Our acquisition of Insight Innovators, B.V., a Dutch corporation (“Insight Innovators”) discussed below was accounted for as a recapitalization of Insight Innovators since the shareholders of Insight Innovators obtained voting and managing control of our company. Insight Innovators was the acquirer for financial reporting purposes and IDdriven, Inc. was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both IDdriven, Inc. and Insight Innovators, the historical operations of Insight Innovators and their consolidated operations from the December 21, 2015 closing date of the acquisition. Insight Innovators retroactively applied its recapitalization for all periods presented in the accompanying consolidated financial statements. On January 21, 2016, our Board of Directors approved a change in our fiscal year following our acquisition of Insight Innovators and adopted the fiscal year end of Insight Innovators thereby changing our fiscal year end from February 28 to December 31. The financial statements included in this report reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

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

Business Update

We have been steadily building out our IAM solution and infrastructure. In October 2016 we released upgrades to IDdriven’s original suite of industry leading functions that included role-based and zone-based access control, authorization management, certification and reporting. The new release also included the following new functionality, parts of had been incorporated incrementally since the last summer and are already in active customer use: 1) enhanced account management; 2) ability to configure roles using built-in visual tools; 3) upgraded graphic user interface; and 4) setting role hierarchy.

We continue to build up our distribution channel with our existing marketing and implementation partners as well as our customer enterprise pipeline and customer base. The enterprise sales cycle has been longer than forecasted, but we are starting to see results as we build our pipeline of prospect. We also have recently introduced the small and medium enterprise market which we expect to have a shorter sales cycle. Cybersecurity, data protection and employee access has been getting more and more attention due to increasing threats to data networks. Our IDdriven enterprise solution continues to address these increasing needs.

We continue to see a gradual rise in users on a sequential basis and on a comparative quarterly basis as we see momentum building in our current user base as customer’s complete systems testing and move into the implementation phase of their use of our IAM solution.

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

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following comparative analysis on results of operations was based primarily on the comparative unaudited condensed consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results related to the operation of our enterprise software business do not include the historical results of operations of TiXFi, Inc. prior to December 21, 2015 when we acquired Insight Innovators as noted above.

Overview

The beginning of 2017 shows the build-up of recurring revenues of our SaaS platform, with our initial customers starting to move to the next phase of their utilization of our IAS solution.

For the first quarter of 2017, we have generated losses from operations. As of March 31, 2017, our accumulated deficit was $3,497,809. Our loss from operations for first quarter of 2017 and 2016 was $344,017 and $460,799, respectively. Our cash used in operations was $63,279 and $382,205 for the first quarter of 2017 and 2016, respectively. Our Stockholders’ deficit was $2,105,960 and $4,000,622 as of March 31, 2017 and December 31, 2016, respectively.

	March 31,	December 31,	Change
	2017	2016	Amount	%
Cash and cash equivalents	$120,866	$13,174	$107,692	817%
Total Assets	$158,957	$58,341	$100,616	172%
Total Liabilities	$2,264,917	$4,058,963	$(1,794,046)	(44)%
Stockholders’ Deficit	$(2,105,960)	$(4,000,622)	$1,894,662	(47)%

Revenue

	Three Months Ended,
	March 31,		Change
	2017	2016	Amount	%
Revenue	$18,233	$1,732	$16,501	953%

We recorded net consolidated revenue of $18,233 for the first quarter of 2017, compared to $1,732 for the first quarter of 2016, an increase of $16,501, or 953%. The increase in revenue is directly related to the recurring revenue build-up of customers on our SaaS platform.

Operating Expenses

	Three Months Ended,
	March 31,		Change
	2017	2016	Amount	%
General and administration	$127,682	$159,840	$(32,158)	(20)%
Salaries and wages	53,442	94,962	(41,520)	(44)%
Stock based compensation	28,184	50,842	(22,658)	(45)%
Research and development	29,448	30,949	(1,501)	(5)%
Management fees	122,448	124,552	(2,104)	(2)%
Depreciation	1,047	1,386	(339)	(24)%
	$362,251	$462,531	$(100,280)	(22)%

Operating expenses were $362,251 for the first quarter of 2017, compared to $462,531 for the first quarter of 2016, a decrease of $100,280, or 22%. The decrease in operating expenses was largely due to decrease in general and administration expenses primarily attributed to decreased consulting fees, stock based compensation for consulting services, stock option vesting expenses and salary and wages which we implemented in light of our current working capital needs.

Loss from Operations

	Three Months Ended,
	March 31,		Change
	2017	2016	Amount	%
Loss from Operations	$(344,018)	$(460,799)	$116,781	(25)%

Loss from operations decreased to $344,018 for the first quarter of 2017, compared to a loss of $460,799 for the first quarter of 2016, a decrease of $116,781, or 25%. The change was a result of an increase in revenue and reduction in operating expenses discussed above.

Other Income (Expenses)

	Three Months Ended,
	March 31,		Change
	2017	2016	Amount	%
Interest expense	(245,209)	(23,581)	221,628	940%
Change in fair value of derivative liability	2,277,306	(1,176,150)	(3,453,456)	(294))%
Gain (loss) on extinguishment of debt	69,389	-	69,389	-
	$2,101,486	$(1,199,731)	$3,301,217	(275)%

Other income was $2,101,486 for the first quarter of 2017, compared to other expenses of $1,199,731 for the first quarter of 2016, an increase in other income of $3,301,217. The increase in other income was primarily from significant reduction in fair value of derivative liability related to our convertible notes and warrants and gain recognized from the conversion of notes to common shares during the first quarter of 2017.

Net Income (Loss)

	Three Months Ended,
	March 31,		Change
	2017	2016	Amount	%
Net Income (Loss)	$1,757,468	$(1,660,530)	$3,417,998	(206)%

Net income was $1,757,468 for the first quarter of 2017, compared to net loss of $1,660,530 for the first quarter of 2016. The increase in net income of $3,417,998, was a result of other income from the change in fair value of derivative liability, gain on conversion of convertible notes, an increase in revenue and a reduction in operating expenses discussed above.

Our comprehensive income was $1,752,787 for the first quarter of 2017 compared to comprehensive loss $1,663,729 for the first quarter of 2016, as adjusted for unrealized foreign currency translation loss of $4,681 and $3,199, respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight Innovator’s) functional currency being the Euro and our reporting currency being the U.S. Dollar.

 Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the periods ended March 31, 2017, December 31, 2016 and March 31, 2016:

	March 31,	December 31,	Change
	2017	2016	Amount	%
Current Assets	$138,188	$36,924	$101,264	274%
Current Liabilities	2,264,917	4,058,963	(1,794,046)	(44)%
Working Capital Deficiency	$(2,126,729)	$(4,022,039)	$1,895,310	(47)%

	Three Months Ended,
	March 31,		Change
	2017	2016	Amount
Cash Flows used in Operating Activities	$(63,279)	$(382,205)	$318,926
Cash Flows used in Investing Activities	-	(1,458)	1,458
Cash Flows provided by Financing Activities	173,146	495,000	(321,854)
Foreign currency adjustment	(2,175)	1,226	(3,401)
Net Increase in Cash During Period	$107,692	$112,563	$(4,871)

As of March 31, 2017 and December 31, 2016 our current assets were $138,188 and $36,924, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and debt service over the next 12 months.

As of March 31, 2017, our working capital deficiency was $2,126,729, a decrease of $1,895,310 as compared to December 31, 2016 when we had a working capital deficiency of $4,022,039. The change in working capital during the first quarter of 2017 was primarily from a significant decrease in fair value of derivative liability related to our convertible notes and warrants by $2,316,881, from $2,577,652 as of December 31, 2016 to $260,771 as of March 31, 2017.

Net cash used in operating activities during the first quarter of 2017 decreased by $318,926 to $63,279, from $382,205 in the first quarter of 2016. The decrease was primarily due to increase in net income, partially offset by increases in change in fair value of derivative liabilities, amortization of debt discount and increase in payables.

Net cash used in investing activities for the first quarter of 2017 and 2016 was $nil and $1,458 for the purchase of equipment.

Cash flows from financing activities for the first quarter of 2017 were $173,146 as a result of $145,846 proceeds from issuance of notes payable and $27,300 proceeds from issuance of common stock. During the first quarter of 2016 we had $495,000 cash flow provided by financing activities attributed to $250,000 proceeds from issuance of notes payable and $245,000 proceeds from preferred stock subscription.

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

The material estimates for our company are that of the stock-based compensation recorded for options and warrants issue and the fair of embedded conversion options that are convertible into a variable amount of shares, and the income tax valuation allowance recorded for deferred tax assets. The fair values of options, warrants, and embedded conversion options are determined using the Black-Scholes option pricing model. We have no historical data on the accuracy of these estimates. The estimated sensitivity to change is related to the various variables of the Black-Scholes option pricing model stated below. The specific quantitative variables are included in the notes to the consolidated financial statements. The estimated fair value of options is recognized as expense on the straight-line basis over the options’ vesting periods. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the expected life, dividend yield, expected volatility, and risk-free interest rate weighted-average assumptions used for options and warrants granted. Expected volatility for 2017 and 2016 was estimated using the average historical volatility of three public companies offering services similar to ours. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the grant date. The expected life of options is based on the life of the instrument on grant date.

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $3.5 million through March 31, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

Revenue and Expense Recognition

We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) services have been rendered, (3) the fee is fixed or readily determinable, and (4) collectability is reasonably assured. We recognize revenue in accordance with ASC 605, “Revenue Recognition.” Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the services delivered and the collectability of those amounts. The Company’s agreements do not include general rights of return and do not provide clients with the right to take possession of the software supporting the services being provided. As such, the agreements are accounted for as service contracts.

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

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $28,184 and $50,842 for the three months ended March 31, 2017 and 2016, respectively.

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

Also, refer to Note 2 - Significant Accounting Policies and Note 6 - Derivative Liabilities in the unaudited condensed consolidated financial statements that are included in this Report.

Recent accounting pronouncements

For discussion of recently issued accounting pronouncements, please see Note 2 to the unaudited condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company”, we are not required to provide the information under Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Arend D. Verweij, the certifying officer. Based upon that evaluation, our certifying officer concluded that as of the end of the period covered by this report, March 31, 2017, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Based on the evaluation described above, our certifying officers have concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective because we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 28, 2017, the Company issued 1,365,000 shares of its unregistered common stock issued for net proceeds of $27,300.

During the three months ended March 31, 2017 the Company issued 3,579,256 shares of its unregistered common stock upon conversion of 105,946 shares of Series A Convertible Preferred Stock.

During the three months ended March 31, 2017, the Company issued 4,642,725 shares of its unregistered common stock upon conversion of $85,550 of Convertible Notes and accrued interest $6,023 valued at $104,128.

These shares of our common stock were issued in reliance on the exemption from registration provided by Sections 4(a)(2) and 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act“).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Series B Preferred Stock

On May 11, 2017, the Company filed a certificate of designation, preferences and rights of Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 1,500,000 shares of its previously authorized preferred stock as Series B Preferred Stock. The holders of shares of Series B Preferred Stock that are not entitled to dividends or distributions have the following voting rights:

•

Each share of Series B Preferred Stock entitles the holder to 250 votes on all matters submitted to a vote of the Company’s stockholders. In the event that such votes do not total at least 51% of all votes, then the votes cast by the holders of the Series B Preferred Stock shall be equal to 51% of all votes cast at any meeting of the Company’s stockholders or any issue put to the stockholders for voting.

•

Except as otherwise provided in the Certificate of Designation, the holders of Series B Preferred Stock, the holders of Company common stock and the holders of shares of any other Company capital stock having general voting rights and shall vote together as one class on all matters submitted to a vote of the Company’s stockholders.

•	The holders of the Series B Preferred Stock do not have any conversion rights.

On May 12, 2017, the Company entered into investment agreements (the “Investment Agreements”) with three entities in which Arend D. Verweij, Geurt van Wijk and Remy de Vries, individuals who are either executive officers and directors or both of the Company, have a pecuniary interest in and exercise voting and dispositive control over. Pursuant to the terms of each of the respective Investment Agreements, the Company sold to each of the three entities 500,000 shares of the Series B Preferred Stock at a purchase price of $500 ($0.001 per share).

The issuance of the Series B preferred stock was not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The Series B preferred stock was exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. In addition, these purchasers had the necessary investment intent as required by Section 4(a)(2) of the Securities Act because they agreed to, and will receive, share certificates bearing a legend stating that such securities are restricted from transfer. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.3*	Certificate of Designation of Series B Preferred Stock filed with the Nevada Secretary of State on May 11, 2017.

10.1	Securities Purchase Agreement between IDdriven, Inc. and EMA Financial, LLC dated March 27, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 12, 2017).

10.2

10% Convertible Note in the principal amount of $168,500 issued by IDdriven, Inc. to EMA Financial, LLC dated March 27, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 12, 2017)

10.3	Securities Purchase Agreement between IDdriven, Inc. and Auctus Fund, LLC dated April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 18, 2017)

10.4

Convertible Promissory Note in the principal amount of $168,500 issued by IDdriven, Inc. to Acuctus Fund, LLC dated April 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 18, 2017)

10.5	Securities Purchase Agreement between IDdriven, Inc. and Crown Bridge Partners, LLC dated April 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2017).

10.6

Convertible Promissory Note in the principal amount of $55,000 issued by IDdriven, Inc. to Crown Bridge Partners, LLC dated April 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 8, 2017).

10.7

Amendment #1 to the Securities Purchase Agreement and Convertible Promissory Note between IDdriven, Inc. and Crown Bridge Partners, LLC dated April 10, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 8, 2017).

10.8*	Form of Investment Agreement between IDdriven, Inc. and purchasers of IDdriven, Inc. Series B Preferred Stock.

31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.INS*	XBRL Taxonomy Extension Calculation Linkbase Document

101.INS*	XBRL Taxonomy Extension Definition Linkbase Document

101.INS*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDdriven, Inc.

Date: May 17, 2017	By:	/s/ Arend D. Verweij
Arend D. Verweij
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

