Form 10-Q
period 2017-06-30
IDdriven, Inc.
filed 2017-08-21
CIK 1605024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant is an “emerging growth company” as defined in Section 2(a) of the Securities Act and Section 3(a) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ☐

As of August 17, 2017, there were 144,246,935 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

ITEM 1. FINANCIAL STATEMENTS.

IDdriven Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,174	$13,174
Accounts receivable	9,449	12,236
Other receivables and prepaid expenses	14,402	11,514
Total Current Assets	36,025	36,924

Property and equipment, net	2,949	4,769
Other assets	18,075	16,648
TOTAL ASSETS	$57,049	$58,341

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (including related party payables of $20,691 and $17,152, respectively)	$282,707	$195,767
Accrued expenses	188,230	98,684
Accrued interest - related parties	35,148	9,172
Deferred revenue and customer deposits	-	7,500
Management fees payable - related parties	457,548	296,816
Other current liabilities	39,255	27,331
Convertible notes payable, net of unamortized debt discount of $273,136 and $414,118, respectively	1,177,180	756,191
Notes payable	61,000	51,000
Notes payable - related parties	42,180	38,850
Derivative liabilities	709,734	2,577,652
Total Current Liabilities	2,992,982	4,058,963

TOTAL LIABILITIES	2,992,982	4,058,963

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock: 10,000,000 authorized shares; $0.001 par value
Series A convertible preferred stock, $0.001 par value, $1.00 stated value; 808,000 shares designated; 94,333 and 200,279 shares issued and outstanding, respectively.	95	201
Series B preferred stock, $0.001 par value, $1.00 stated value; 1,500,000 shares designated; 1,500,000 and 0 shares issued and outstanding, respectively.	1,500	-
Common stock: 2,000,000,000 authorized; $0.001 par value 132,392,122 and 97,457,397 shares issued and outstanding, respectively	132,392	97,457
Additional paid in capital	1,495,162	1,171,625
Series B preferred stock subscription receivable	(1,500)	-
Accumulated deficit	(4,530,844)	(5,255,277)
Accumulated other comprehensive loss	(32,738)	(14,628)
Total Stockholders' Deficit	(2,935,933)	(4,000,622)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,049	$58,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDdriven Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$18,356	$5,241	$36,589	$6,973
Cost of sales	6,000	-	6,000	-
Gross profit	12,356	5,241	30,589	6,973
Operating Expenses
General and administration	191,339	304,650	319,021	464,490
Salaries and wages	46,469	95,841	99,911	190,803
Stock based compensation	11,887	10,842	40,071	61,684
Research and development	30,777	31,698	60,225	62,647
Management fees	125,690	125,968	248,138	250,520
Depreciation	1,065	1,287	2,112	2,673
Total operating expenses	407,227	570,286	769,478	1,032,817

Loss from operations	(394,871)	(565,045)	(738,889)	(1,025,844)

Other income (expense)
Interest expense	(234,326)	(98,385)	(479,535)	(121,966)
Change in fair value of derivative liability	(442,463)	911,901	1,834,843	(264,249)
Gain on extinguishment of debt	38,625	-	108,014	-
Total other (expense) income	(638,164)	813,516	1,463,322	(386,215)

Net (loss) income before taxes	(1,033,035)	248,471	724,433	(1,412,059)

Income tax benefit	-	-	-	-

Net (loss) income	$(1,033,035)	$248,471	$724,433	$(1,412,059)

Other comprehensive income (loss)
Foreign currency translation adjustment	(13,429)	(207)	(18,110)	(3,406)

Comprehensive (loss) income	$(1,046,464)	$248,264	$706,323	$(1,415,465)

Net (loss) income per common share, Basic and Diluted	$(0.01)	$0.00	$0.01	$(0.02)

Weighted average number of common shares outstanding, Basic and Diluted	119,398,887	75,583,779	110,048,996	75,377,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDdriven Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$724,433	$(1,412,059)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,112	2,673
Stock-based compensation	40,071	61,684
Expenses paid by note payable	-	27,500
Amortization of debt discount and debt issue cost	354,736	87,994
Gain on extinguishment of debt	(108,014)	-
Change in fair value of derivative	(1,834,843)	264,249
Changes in operating assets and liabilities:
Accounts receivable	3,181	2,060
Prepaid expenses and other receivables	(2,400)	(9,121)
Accounts payable	133,878	246,876
Accrued interest	98,566	33,764
Accrued interest, related parties	25,976	-
Deferred revenue	(7,500)	-
Management fees, related parties	161,271	-
Other current liabilities	23,125	45,943
Net Cash Used in Operating Activities	(385,408)	(648,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,458)
Net Cash Used in Investing Activities	-	(1,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	413,346	325,000
Payment of financing cost	(52,500)	(17,500)
Proceeds from issuance of promissory notes payable	10,000	111,100
Proceeds from issuance of common shares	27,300	-
Proceeds from preferred stock subscription	-	250,000
Net Cash Provided By Financing Activities	398,146	668,600

Foreign currency translation effect on cash and cash equivalents	(13,738)	744

Net (decrease) increase in cash and cash equivalents	(1,000)	19,449
Cash and cash equivalents, beginning of period	13,174	48,764
Cash and cash equivalents, end of period	$12,174	$68,213

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemented disclosure of non-cash investing and financing activities
Derivative liability recognized as debt discount	$161,255	$330,562
Prepaid expense paid by note payable	$-	$17,500
Conversion of Series A Convertible Preferred Stock into common stock	$3,580	$1,890
Conversion of notes payable and accrued interest into common stock	$204,680	$-
Series B Preferred Stock subscription receivable	$1,500	$-
Convertible notes issued to settle accounts payable	$30,000	$-
Reclassification of derivative liability from additional paid in capital due to tainted instruments	$12,459	$-
Common stock issued for debt discount	$-	$100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDDRIVEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Operations

IDdriven, Inc., (“IDdriven”, “we”, “us”, or the “Company”) is a Nevada corporation incorporated on January 27, 2014 under the name TiXFi, Inc. Insight Innovators B.V., was incorporated on May 22, 2013 in the Netherlands and has its registered corporate seat in Amersfoort, The Netherlands.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has an accumulated deficit of $4,530,844 as of June 30, 2017. In addition, current liabilities exceed current assets by $2,956,957 as of June 30, 2017.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. See Note 12 - Subsequent Events.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2017.

Consolidation Policy

For June 30, 2017, the unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Insight Innovators B.V. All significant intercompany balances and transactions have been eliminated in consolidation.

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

	June 30, 2017	December 31, 2016	June 30, 2016

Spot Euro: USD exchange rate	$1.14	$1.05	$1.11

Average Euro: USD exchange rate	$1.06–1.10	$1.08–1.12	$1.11–1.12

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of June 30, 2017, and December 31, 2016, cash primarily consists of cash on hand and in bank. As of June 30, 2017, cash held in a U.S. bank was $8,087 and cash held in foreign bank in the Netherlands was $4,087 (EUR3,585). As of December 31, 2016, cash held in a U.S. bank was $9,971 and cash held in foreign bank in the Netherlands was $3,203 (EUR3,050).

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

Share-Based Expense

ASC 718,” Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50,” Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense totaled $40,071 and $61,684 for the six months ending June 30, 2017 and 2016, respectively.

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

There were no transfers between the levels of the fair value hierarchy during the three and six months ended June 30, 2017 and 2016.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The following table summarizes fair value measurements by level at June 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$709,734	$709,734

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$2,577,652	$2,577,652

Recently Issued Accounting Standards

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating, and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing, and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Furniture	$5,915	$5,915
Computers	18,886	18,886
	24,801	24,801
Accumulated Depreciation	(19,705)	(17,593)
Foreign currency translation effect	(2,147)	(2,439)
	$2,949	$4,769

Depreciation expense for the three and six months ended June 30 2017 amounted to $1,065 and $2,112, respectively. Depreciation expense for the three and six months ended June 30 2016 amounted to $1,287 and $2,673, respectively.

All of the Company’s property and equipment are recorded in Insight (foreign subsidiary) as of June 30, 2017 and December 31, 2016.

NOTE 4. NOTES PAYABLE

Notes Payable

	June 30,	December 31,
	2017	2016

Promissory Notes - December 2016	$51,000	$51,000
Promissory Notes - January 2017	10,000	-
Less current portion of notes payable	61,000	51,000
Long-term notes payable	$-	$-

As of June 30, 2017, and December 31, 2016, the accrued interest related to this promissory note was $5,935 and $28, respectively.

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

Notes Payable - Related Parties

Notes payable - related party consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Promissory Notes	$42,180	$38,850
Less current portion of notes payable	42,180	38,850
Long-term notes payable	$-	$-

Dated June 29, 2016

On June 29, 2016, the Company issued an 8% Promissory Note for EUR 10,000 ($11,400). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

Dated June 30, 2016

On June 30, 2016, the Company issued an 8% Promissory Note for EUR 10,000 ($11,400). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender.

Dated August 29, 2016

On August 29, 2016, the Company issued an 8% Promissory Note for EUR 35,000 ($39,900). The note bears interest at a rate of 8% per annum and is due within ten days after demand by the lender. EUR18,000 ($18,900) of note was repaid in December 2016.

As of June 30, 2017, and December 31, 2016, the accrued interest related to these promissory notes - related party was $3,895 and $2,046, respectively.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Convertible Note - December 2015	$350,000	$350,000
Convertible Note - February 2016	-	30,000
Convertible Note - March 2016	250,000	250,000
Convertible Notes - May 2016	62,500	75,000
Convertible Note - June 2016	-	15,000
Convertible Notes - September 2016	132,654	201,511
Convertible Notes -October 2016	80,162	148,798
Convertible Notes - November 2016	25,000	25,000
Convertible Notes - December 2016	75,000	75,000
Convertible Notes - March 2017	168,500	-
Convertible Notes - April 2017	223,500	-
Convertible Notes - June 2017	83,000	-
	1,450,316	1,170,309
Less debt discount and debt issuance cost	(273,136)	(414,118)
	1,177,180	756,191
Less current portion of convertible notes payable	1,177,180	756,191
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $354,736 and $87,994 for the six months ended June 30, 2017 and 2016, respectively, which are included in interest expense in the consolidated statements of operations.

10% Convertible Note - December 2015

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

13

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

Dated - Issued in Fiscal Year 2016

During the year ended December 31, 2016, the Company issued a total Convertible Notes in the amount of $820,308 and warrants to purchase up to 450,755 shares of our common stock, with the following terms:

•	Terms 6 - 18 months

•	Annual interest rates ranging from 8% to 20%

•	Convertible at the option of the holders either at issuance or 6 months from issuance.

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

Dated - Issued in Fiscal Year 2017

During the six months ended June 30, 2017, the Company issued a total Convertible Notes in the amount of $475,000 with the following terms:

•	Term 9 – 12 months

•	Annual interest rate ranging from 1% to 18%

•	Convertible at the option of the holders either at issuance

•

Conversion prices are typically based on the discounted (25% to 40% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Conversion price of certain notes are $0.04 per share.

•	Original issue discount and Financing cost on note issuance at $52,500

Certain notes allow the Company to redeem the notes at rates ranging from 135% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible as of June 30, 2017 and December 31, 2016 amounted to $709,734 and $2,577,652, respectively. During the six months ended June 30, 2017 and 2016, $232,045 and $330,562 of the value assigned to the derivative liability was recognized as a debt discount to the notes and warrants, $40,594 and $294,345 was recognized as a “day 1” derivative loss, respectively.

Conversion

During the six months ended June 30, 2017, convertible notes totaled $194,992 and $9,688 accrued interest were converted into 29,990,469 common shares with the recognition of gain on note conversion at $108,014.

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

Fiscal Year 2017

During the six months ended June 30, 2017, the Company issued a total of 3,136,500 stock warrants as follows:

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

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2017:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Shares	Contractual life (in years)	Exercise Price	Shares	Exercise Price
250,000	3.75	$0.4000	250,000	$0.4000
75,000	2.18	$0.0048	75,000	$0.0048
50,755	2.18	$0.0048	50,755	$0.0048
75,000	2.20	$0.0048	75,000	$0.0048
2,000,000	2.59	$0.2500	2,000,000	$0.2500
1,000,000	0.65	$0.0200	1,000,000	$0.0200
124,000	1.67	$0.0200	124,000	$0.0200
12,500	1.67	$0.0200	12,500	$0.0200
3,587,255		$0.1739	3,587,255

A summary of activity during the six months ended June 30, 2017 as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Balances as of December 31, 2016	450,755	$0.23
Granted	3,136,500	0.17
Exercised	-	-
Forfeited/canceled	-	-
Balances as of June 30, 2017	3,587,255	$0.17

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrants is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in June 30, 2017 and December 31, 2016:

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016
Expected term	0.07 - 3.99 years	0.10 - 5.00 years
Expected average volatility	100% - 177%	98% - 169%
Expected dividend yield	-	-
Risk-free interest rate	0.67%-1.89%	0.36% - 1.93%

The following table summarizes the derivative liabilities included in the balance sheet at June 30, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2016	$2,577,652
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	161,255
Addition of new derivatives liabilities recognized as issuance of warrants as stock based compensation expense	30,196
Reduction of derivatives liabilities from conversion of convertible note to common shares	(224,526)
Gain on change in fair value of the derivative liabilities	(1,834,843)
Balance - June 30, 2017	$709,734

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The following table summarizes the loss (gain) on derivative liability included in the income statement for the six months ended June 30, 2017 and 2016, respectively.

	Six Months Ended
	June 30,
	2017	2016
Day one loss due to derivative liabilities on convertible notes and warrants	$40,594	$294,345
Gain on change in fair value of the derivative liabilities	(1,875,437)	(30,096)
(Gain) loss on change in the fair value of derivative liabilities	$(1,834,843)	$264,249

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

The Company charged $248,138 and $250,520 during the six months ended June 30, 2017 and 2016, respectively to operations for the management fees stemming from these Management Agreements.

As of June 30, 2017, and December 31, 2016, the amount due to related parties was $457,548 and $296,816 and accrued interest on the payable amount of $35,148 and $9,172, respectively.

NOTE 8. CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the six months ended June 30, 2017 and 2016. In 2015 Insight Innovators decided to stop with consultancy and move forward as a product company.

	Six Months Ended	Six Months Ended
Customer	June 30, 2017	June 30, 2016

EU PWN	57%	100%
EU Computer Profile	6%	-%
US NRECA	37%	-%

$23,089 of our total sales of $36,589 was generated in foreign countries by Insight during the six months ended June 30, 2017. All of our sales were generated in foreign countries by Insight during the six months ended June 30, 2016.

NOTE 9. STOCKHOLDERS’ DEFICIT

On June 8, 2017, the Company filed a Certificate of Amendment with the state of Nevada, to the Company’s Articles of Incorporation, to increase the number of authorized shares of capital stock to 2,010,000,000 shares. With 2,000,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001

Preferred Stock

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

18

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

During the six months ended June 30, 2017, 105,946 shares of Series A Convertible Preferred Stock were converted into 3,579,256 shares of common stock.

As of June 30, 2017 and December 31, 2016, the Company had 94,333 and 200,279, respectively, shares of Series A Convertible preferred stock issued and outstanding, respectively.

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

Common Stock

The Company has authorized 2,000,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the six months ended June 30, 2017, the Company issued 34,934,725 shares of common stock, as follows:

•	1,365,000 shares of common stock issued for net proceeds of $27,300.

•	3,579,256 shares of common stock in a conversion of 105,946 shares of Series A Convertible Preferred Stock.

•

29,990,469 shares of common stock in a conversion of $194,992 of Convertible Notes and accrued interest $9,688 valued at $321,192 and the Company recorded a gain on extinguishment of debt of $108,014 during the six months ended June 30, 2017.

As at June 30, 2017 and December 31, 2016, the Company had 132,392,122 and 97,457,397 shares of common stock issued and outstanding, respectively.

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

A summary of activity during the six months ended June 30, 2017 follows:

Options Outstanding
		Weighted-	Fair Value
	Number of	Average	on Grant	Intrinsic
	Shares	Exercise Price	Date	Value
Balances as of December 31, 2016	8,173,686	$0.0587	$71,630	$2,997
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/canceled	-	-	-	-
Balances as of June 30, 2017	8,173,686	$0.0587	$71,630	$-

The outstanding options have a weighted-average remaining contract term of 3.48 years. As of June 30, 2017, 5,449,124 options remain unvested.

One-third of the options granted vest at the end of the first, second and third year after the date of the award date of December 21, 2015. After vesting, the option generally can be exercised for the period remaining in the 5-year term from issuance date. Total compensation cost expected to be recognized for unvested options at June 30, 2017 amounted to $17,604. During the six months ended June 30, 2017 and 2016, the Company charged to operations stock based compensation expense of $9,875 and $21,684, respectively.

The following table summarizes information relating to outstanding and exercisable stock options as of June 30, 2017:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

8,173,686	3.48	$0.0587	2,724,562	$0.0489

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2017 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of June 30, 2017, 2,724,562 options to purchase shares of common stock were exercisable and the intrinsic values of these options are $nil. As of June 30, 2017, the intrinsic value of 5,449,124 outstanding options is $nil, as these options to employees vest in the future periods.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Rent commitment

Insight leases approximately 4,000 square feet of space at Nijverheidsweg Noord 78, 3812PM Amersfoort, The Netherlands. The terms of the lease require that Insight pay €1,500 per month (approximately $1,590 per month) on a month to month basis.

Total rent expenses for the six months ended June 30, 2017 and 2016 were $9,720 and $10,035, respectively. Total rent expenses for the three months ended June 30, 2017 and 2016 were $4,950 and $5,040, respectively.

Rent payable as of June 30, 2017 and December 31, 2016 amounted to $20,691 and $17,152, respectively and included under accounts payable in the consolidated balance sheet.

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

NOTE 12. SUBSEQUENT EVENTS

Amendments to Convertible Promissory Notes

On July 10, 2017 (the “Effective Date”), the Company entered into amendments (the “Amendments”) with the owners and holders of the following convertible promissory notes issued by the Company (the “Convertible Notes”):

•	Secured Convertible Promissory Note in the original principal amount of $75,000 issued by the Company on September 21, 2016 to Summit Trading, Ltd. (“Summit Trading”);

•	Convertible Promissory Note in the original principal amount of $250,000 issued by the Company on March 28, 2016 to Susannah Forest;

•	Convertible Promissory Note in the original principal amount of $500,000 issued by the Company on December 18, 2015 to Susannah Forest;

•	10% Convertible Subordinated Promissory Note in the original principal amount of $62,500 issued by the Company on May 16, 2016 to Monbridge, Inc. (“Monbridge”);

•	Secured Convertible Promissory Note in the original principal amount of $75,000 issued by the Company on September 21, 2016 to Monbridge;

•	Secured Convertible Promissory Note in the original principal amount of $150,000 issued by the Company on September 12, 2016 to Taconic Group, LLC (“Taconic”); and

•	Secured Convertible Promissory Note in the original principal amount of $101,511 issued by the Company on September 12, 2016 to R&T Sports Marketing, Inc.

The Amendments extend the maturity date for each of the Convertible Notes to six months from the Effective Date and, so long as the Convertible Note is not in default, the Company has the right to extend its Maturity Date for an additional period of six months. The Amendments also revise the conversion price under the Convertible Note to mean 50% multiplied by the lowest trading price for the Company’s Common Stock during the twenty trading day period prior to the date of conversion. In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount under the Convertible Note, the holder shall be entitled to an additional 10% discount. The Company agreed to increase the number of authorized shares of its Common Stock covenants that within 30 days from the Effective Date to an amount that will allow it to and keep available out of its authorized and unissued shares a number of shares of Common Stock at least equal to two times the number of shares of common stock issuable upon conversion of the entire principal amount plus accrued interest due under the Convertible Notes.

The $150,000 Convertible Note held by Taconic and the $75,000 principal amount Convertible Note held by Monbridge were each increased by $60,000 to include liquidated damages due to the holders of such convertible notes as a result of the Company’s failure to deliver shares of its Common Stock for more than 30 days as provided for in the Convertible Notes held by such holder.

Termination of Stock Pledge and Security Agreement

The Amendments terminate a stock pledge agreement whereby the Company’s executive officers and directors had pledged their shares of the Company’s common stock as collateral for certain of the Convertible Notes and terminated an intellectual property security agreement whereby the Company had pledged all of its intellectual property as collateral for certain of the Convertible Notes. As a result of these terminations, none of the Convertible Notes are secured. Further, the holders of the Convertible Notes agreed to forbear from exercising any of their respective rights or remedies under the Convertible Notes as a result of any breach by the Company under the Convertible Note.

Summit Note

On July 10, 2017, the Company issued to Summit Trading a Convertible Promissory Note (the “Summit Note”) in the principal amount of $61,000, in exchange for Summit Trading’s cancellation of (i) a Promissory Note in the principal amount of $51,000, plus accrued interest, issued by the Company to Summit Trading on December 30, 2016, plus accrued interest and (ii) a Promissory Note in the principal amount of $10,000, plus accrued interest, issued by the Company to Summit on January 26, 2017. The Summit Note contains terms and conditions substantially similar to the convertible notes held by Monbridge as amended by the Amendment discussed above except that such note bears interest at the rate of 20% per annum and matures twelve (12) months from the date of issuance.

Securities Exchange Agreement

On July 10, 2017, the Company issued to Taconic Group, LLC (“Taconic”) a Convertible Promissory Note in the principal amount of $94,333 (the “Taconic Note”) in exchange for 94,333 shares of the Company’s Series A Preferred Stock held by Taconic. The Taconic Note bears interest at the rate of 20% per annum and matures twelve (12) months from the date of issuance. The conversion price under the Taconic Note to mean 60% multiplied by the lowest trading price for the Company’s Common Stock during the twenty trading day period prior to the date of conversion. In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount under the Taconic Note, the holder shall be entitled to an additional 10% discount. The Company agreed to increase the number of authorized shares of its Common Stock covenants that within 30 days from the Effective Date to an amount that will allow it to and keep available out of its authorized and unissued shares a number of shares of Common Stock at least equal to two times the number of shares of common stock issuable upon conversion of the entire principal amount plus accrued interest due under the Taconic Notes. The Taconic Note contains terms and conditions substantially similar to other convertible notes issued by the Company on July 10, 2017 except as noted above.

Power Up Lending Note

On August 2, 2017 (the “Issue Date”), the Company issued a Convertible Promissory Note to an unrelated third party investor in the principal amount of $28,000 (the “August 2017 Note”). The August 2017 Note bears interest at the rate of 12% per annum. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-two (22%) per annum. The principal amount of the August 2017 Note and interest are payable on May 15, 2018 (the “Maturity Date”).

Under the terms of the August 2017 Note, the Investor is entitled to, at any time beginning 180 days following the date of the August 2017 Note, convert the principal balance and any accrued interest (the “Amount Due”) into shares of the Company’s Common Stock, at a conversion price per share equal to 60% of the trading price for its Common Stock during the 20 trading day period prior to conversion, upon the terms and subject to the conditions of the August 2017 Note. The conversion price of the August 2017 Note is subject to adjustment in the event of stock splits, stock dividends and similar corporate events. The August 2017 Note contains representations, warranties, events of default, beneficial ownership limitations, prepayment options, and other provisions that are customary of similar instruments.

The August 2017 Note is not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the Investor and (b) the number of shares of our common stock issuable upon the conversion of the August 2017 Note or otherwise would result in the beneficial ownership by Investor of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the Investor upon 61 days notice to us.

The August 2017 Note may be prepaid upon payment of the following optional prepayment amounts: 110% of the Amount Due during the period beginning on the Issue Date and ending 30 days thereafter, 115% of the total of the Amount Due during the period beginning 31 days after the Issue Date and ending 60 days after the Issue Date, 120% of the total of the Amount Due during the period beginning 61 days after the Issue Date and ending 90 days after the Issue Date, 125% of the total of the Amount Due during the period beginning 91 days after the Issue Date and ending 120 days after the Issue Date, 130% of the Amount Due interest during the period beginning 121 days after the Issue Date and ending 150 days after the Issue Date, or 135% of the Amount Due during the period beginning 151 days after the Issue Date and ending 180 days after the Issue Date. After 180 days after the Issue Date, the August 2017 Note may not be prepaid.

Issuance of Common Stock

Subsequent to June 30, 2017, the Company issued 11,854,813 shares of common stock for the conversion of convertible notes in the principal amount of $21,988.

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

Accounting Periods. We define our accounting periods as follows:

•	“2016”-January 1, 2016 through December 31, 2016,

•	“second quarter of 2016”- April 1, 2016 through June 30, 2016,

•	“2017”-January 1, 2017 through December 31, 2017,

•	“second quarter of 2017”- April 1, 2017 through June 30, 2017.

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

Recent Events

On June 30, 2017, our board of directors unanimously approved an amendment to our amended and restated articles of incorporation (the “Restated Articles”), to increase our authorized Common Stock, par value $.001 per share, from 2,000,000,000 to 10,000,000,000 shares (the “Share Increase”). The Share Increase is hereinafter referred to as the “Amendment.” Subsequent to our board of directors’ approval of the Amendment, the holders of a majority of the voting power of our voting stock approved, by written consent, the Amendment on July 28, 2017. The consenting stockholders who are comprised of members of our executive officers and directors and their approximate ownership percentage of our voting stock as of June 30, 2017, which total in the aggregate 83.9% of the voting rights under our Restated Articles. On August 2, 2017, we filed a Preliminary Information Statement with the SEC as a result our shareholder consent.

Pursuant to Rule 14c-2 promulgated under the Exchange Act, the Amendment will not be effected until at least 20 calendar days after the mailing of an Information Statement to our stockholders. The Amendment will be effective after the expiration of such 20-day period, at such time as a certificate of amendment to our Restated Articles is filed with the Secretary of State of Nevada.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

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

For the six months of 2017, we have generated losses from operations. As of June 30, 2017, our accumulated deficit was $4,530,844. Our loss from operations for the six months ended June 30, 2017 and 2016 was $738,889 and $1,025,844, respectively. Our cash used in operations was $385,408 and $648,437 for the six months ended June 30, 2017 and 2016, respectively. Our Stockholders’ deficit was $2,935,933 and $4,000,622 as of June 30, 2017 and December 31, 2016, respectively.

	June 30,	December 31,	Change
	2017	2016	Amount	%
Cash and cash equivalents	$12,174	$13,174	$(1,000)	(8%)
Total Assets	$57,049	$58,341	$(1,292)	(2%)
Total Liabilities	$2,992,982	$4,058,963	$(1,065,981)	(26%)
Stockholders’ Deficit	$(2,935,933)	$(4,000,622)	$(1,064,689)	(27%)

Revenue

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
Revenue	$36,589	$6,973	$29,616	425%

We recorded net consolidated revenue of $36,589 for the six months of 2017, compared to $6,973 for the six months of 2016, an increase of $29,616, or 425%. The increase in revenue is directly related to the recurring revenue build-up of customers on our SaaS platform.

Operating Expenses

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
General and administration	$319,021	$464,490	$(145,469)	(31%)
Salaries and wages	99,911	190,803	(90,892)	(48%)
Stock based compensation	40,071	61,684	(21,613)	(35%)
Research and development	60,225	62,647	(2,422)	(4%)
Management fees	248,138	250,520	(2,382)	(1%)
Depreciation	2,112	2,673	(561)	(21%)
	$769,478	$1,032,817	$(263,339)	(25%)

Operating expenses were $769,478 for the six months of 2017, compared to $1,032,817 for the six months of 2016, a decrease of $263,339, or 25%. The decrease in operating expenses was largely due to decrease in general and administration expenses primarily attributed to decreased consulting fees, stock based compensation for consulting services, stock option vesting expenses and salary and wages which we implemented in light of our current working capital needs.

Loss from Operations

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
Loss from Operations	$(738,889)	$(1,025,844)	$286,955	(28%)

Loss from operations decreased to $738,889 for the six months of 2017, compared to a loss of $1,025,844 for the six months of 2016, a decrease of $286,955, or 28%. The change was a result of an increase in revenue and reduction in operating expenses discussed above.

Other Income (Expenses)

	Six Months Ended
	June 30,		Change
	2017	2016	Amount	%
Interest expense	$(479,535)	$(121,966)	$(357,569)	293%
Change in fair value of derivative liability	1,834,843	(264,249)	2,099,092	(794)%
Gain on extinguishment of debt	108,014	-	108,014	-
Total other income (expense)	$1,463,322	$(386,215)	$1,849,537	(479)%

Other income was $1,463,322 for the six months of 2017, compared to other expenses of $386,215 for the six months of 2016, an increase in other income of $1,849,537. The increase in other income was primarily from significant reduction in fair value of derivative liability related to our convertible notes and warrants and gain recognized from the conversion of notes to common shares during the six months of 2017.

Net Income (Loss)

Six Months Ended
June 30,		Change
2017	2016	Amount	%
$724,433	$(1,412,059)	$2,136,492	(151%)

Net income was $724,433 for the six months of 2017, compared to net loss of $1,412,059 for the six months of 2016. The increase in net income of $2,136,492, was a result of other income from the change in fair value of derivative liability, gain on conversion of convertible notes, an increase in revenue and a reduction in operating expenses discussed above.

Our comprehensive income was $706,323 for the six months of 2017 compared to comprehensive loss $1,415,465 for the six months of 2016, as adjusted for unrealized foreign currency translation loss of $18,110 and $3,406, respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight Innovator’s) functional currency being the Euro and our reporting currency being the U.S. Dollar.

For the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
Revenue	$18,356	$5,241	$13,115	250%

We recorded net consolidated revenue of $18,356 for the three months of 2017, compared to $5,241 for the three months of 2016, an increase of $13,115, or 250%. The increase in revenue is directly related to the recurring revenue build-up of customers on our SaaS platform.

Operating Expenses

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
General and administration	$191,339	$304,650	$(113,311)	(37%)
Salaries and wages	46,469	95,841	(49,372)	(52%)
Stock based compensation	11,887	10,842	1,045	10%
Research and development	30,777	31,698	(921)	(3%)
Management fees	125,690	125,968	(278)	(0%)
Depreciation	1,065	1,287	(222)	(17%)
	$407,227	$570,286	$(163,059)	(29%)

Operating expenses were $407,227 for the three months of 2017, compared to $570,286 for the three months of 2016, a decrease of $163,059, or 29%. The decrease in operating expenses was largely due to decrease in general and administration expenses primarily attributed to decreased consulting fees, stock based compensation for consulting services, stock option vesting expenses and salary and wages which we implemented in light of our current working capital needs.

Loss from Operations

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
Loss from Operations	$(394,871)	$(565,045)	$170,174	(30%)

Loss from operations decreased to $394,871 for the three months of 2017, compared to a loss of $565,045 for the three months of 2016, a decrease of $170,174, or 30%. The change was a result of an increase in revenue and reduction in operating expenses discussed above.

Other Income (Expenses)

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
Interest expense	$(234,326)	$(98,385)	$(135,941)	138%
Change in fair value of derivative liability	(442,463)	911,901	(1,354,364)	(149%)
Gain on extinguishment of debt	38,625	-	38,625	-
Total other income (expense)	$(638,164)	$813,516	$(1,451,680)	(178%)

Other expense was $638,164 for the three months of 2017, compared to other income of $813,516 for the three months of 2016, a decrease in other income of $1,451,680. The decrease in other income was primarily from a significant change in fair value of derivative liability related to our convertible notes and warrants.

Net Income (Loss)

	Three Months Ended
	June 30,		Change
	2017	2016	Amount	%
Net Income (Loss)	$(1,033,035)	$248,471	$(1,281,506)	(516%)

Net loss was $1,033,035 for the three months of 2017, compared to net income of $248,471 for the three months of 2016. The decrease in net income of $1,281,506, was primarily a result of other expenses from the change in fair value of derivative liability, partially offset by a gain on conversion of convertible notes, an increase in revenue and a reduction in operating expenses.

Our comprehensive loss was $1,046,464 for the three months of 2017 compared to comprehensive income of $248,264 for the three months of 2016, as adjusted for unrealized foreign currency translation loss of $13,429 and $207, respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight Innovator’s) functional currency being the Euro and our reporting currency being the U.S. Dollar.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the periods ended June 30, 2017, December 31, 2016 and June 30, 2016:

	June 30,	December 31,	Change
	2017	2016	Amount	%
Current Assets	$36,025	$36,924	$(899)	(2%)
Current Liabilities	2,992,982	4,058,963	(1,065,981)	(26%)
Working Capital Deficiency	$(2,956,957)	$(4,022,039)	$(1,065,082)	(26%)

	Six Months Ended
	June 30,		Change
	2017	2016	Amount
Cash Flows used in Operating Activities	$(385,408)	$(648,437)	$263,029
Cash Flows used in Investing Activities	-	(1,458)	1,458
Cash Flows provided by Financing Activities	398,146	668,600	(270,454)
Foreign currency adjustment	(13,738)	744	(14,482)
Net (Decrease) Increase in Cash During Period	$(1,000)	$19,449	$(20,449)

As of June 30, 2017 and December 31, 2016 our current assets were $36,025 and $36,924, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and debt service over the next 12 months.

As of June 30, 2017, our working capital deficiency was $2,956,957, a decrease of $1,065,082 as compared to December 31, 2016 when we had a working capital deficiency of $4,022,039. The change in working capital during the six months of 2017 was primarily from a significant decrease in fair value of derivative liability related to our convertible notes and warrants by $1,867,918, from $2,577,652 as of December 31, 2016 to $709,734 as of June 30, 2017.

Net cash used in operating activities during the six months of 2017 decreased by $263,029 to $385,408, from $648,437 in the six months of 2016. The decrease was primarily due to increase in net income, partially offset by increases in change in fair value of derivative liabilities, amortization of debt discount and increase in accounts payable and accrued expenses.

Net cash used in investing activities for the six months of 2017 was $0 and the six months of 2016 was $1,458 for the purchase of equipment.

Cash flows from financing activities for the six months of 2017 were $398,146 as a result of $423,346 proceeds from issuance of notes payable and $27,300 proceeds from issuance of common stock offset with payment of financing costs of $52,500. During the six months of 2016 we had $668,600 cash flow provided by financing activities attributed to $436,100 proceeds from issuance of notes payable and $250,000 proceeds from preferred stock subscription offset with payment of finance costs of $17,500.

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

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $4.5 million through June 30, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Share-based expense totaled $40,071 and $61,684 for the Six Months Ended June 30, 2017 and 2016, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Arend D. Verweij, the certifying officer. Based upon that evaluation, our certifying officer concluded that as of the end of the period covered by this report, June 30, 2017, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Based on the evaluation described above, our certifying officers have concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective because we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2017, the Company issued 25,347,744 shares of its unregistered common stock upon conversion of an aggregate of $109,442 principal amount of Convertible Notes and accrued interest of $3,664.

On July 10, 2017, the Company issued to Taconic Group, LLC (“Taconic”) a Convertible Promissory Note in the principal amount of $94,333 (the “Taconic Note”) in exchange for 94,333 shares of the Company’s Series A Preferred Stock held by Taconic.

These shares of our common stock and Convertible Promissory Note were issued in reliance on the exemption from registration provided by Sections 4(a)(2) and 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act“).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Securities Exchange Agreement

On July 10, 2017, the Company issued to Taconic Group, LLC (“Taconic”) a Convertible Promissory Note in the principal amount of $94,333 (the “Taconic Note”) in exchange for 94,333 shares of the Company’s Series A Preferred Stock held by Taconic pursuant to the terms of a Securities Exchange Agreement entered into between them on the date of issuance. The Taconic Note bears interest at the rate of 20% per annum and matures twelve (12) months from the date of issuance. The conversion price under the Taconic Note to mean 60% multiplied by the lowest trading price for the Company’s Common Stock during the twenty trading day period prior to the date of conversion. In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount under the Taconic Note, the holder shall be entitled to an additional 10% discount. The Company agreed to increase the number of authorized shares of its Common Stock covenants that within 30 days from the Effective Date to an amount that will allow it to and keep available out of its authorized and unissued shares a number of shares of Common Stock at least equal to two times the number of shares of common stock issuable upon conversion of the entire principal amount plus accrued interest due under the Taconic Notes. The Taconic Note contains terms and conditions substantially similar to other convertible notes issued by the Company on July 10, 2017 except as noted above.

Issuance of Convertible Note

On August 2, 2017 (the “Issue Date”), the Company issued a Convertible Promissory Note to an unrelated third party investor in the principal amount of $28,000 (the “August 2017 Note”). The August 2017 Note bears interest at the rate of 12% per annum. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty-two (22%) per annum. The principal amount of the August 2017 Note and interest are payable on May 15, 2018 (the “Maturity Date”).

Under the terms of the August 2017 Note, the Investor is entitled to, at any time beginning 180 days following the date of the August 2017 Note, convert the principal balance and any accrued interest (the “Amount Due”) into shares of the Company’s Common Stock, at a conversion price per share equal to 60% of the trading price for its Common Stock during the 20 trading day period prior to conversion, upon the terms and subject to the conditions of the August 2017 Note. The conversion price of the August 2017 Note is subject to adjustment in the event of stock splits, stock dividends and similar corporate events. The August 2017 Note contains representations, warranties, events of default, beneficial ownership limitations, prepayment options, and other provisions that are customary of similar instruments.

The August 2017 Note is not convertible to the extent that (a) the number of shares of our common stock beneficially owned by the Investor and (b) the number of shares of our common stock issuable upon the conversion of the August 2017 Note or otherwise would result in the beneficial ownership by Investor of more than 4.99% of our then outstanding common stock. This ownership limitation can be increased or decreased to any percentage not exceeding 9.99% by the Investor upon 61 days notice to us.

The August 2017 Note may be prepaid upon payment of the following optional prepayment amounts: 110% of the Amount Due during the period beginning on the Issue Date and ending 30 days thereafter, 115% of the total of the Amount Due during the period beginning 31 days after the Issue Date and ending 60 days after the Issue Date, 120% of the total of the Amount Due during the period beginning 61 days after the Issue Date and ending 90 days after the Issue Date, 125% of the total of the Amount Due during the period beginning 91 days after the Issue Date and ending 120 days after the Issue Date, 130% of the Amount Due interest during the period beginning 121 days after the Issue Date and ending 150 days after the Issue Date, or 135% of the Amount Due during the period beginning 151 days after the Issue Date and ending 180 days after the Issue Date. After 180 days after the Issue Date, the August 2017 Note may not be prepaid.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.3

Certificate of Designation of Series B Preferred Stock filed with the Nevada Secretary of State on May 11, 2017 (incorporated by reference to Exhibit 3.3 to the Company’s Form 10-Q filed on May 15, 2017).

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

10.8

Form of Investment Agreement between IDdriven, Inc. and purchasers of IDdriven, Inc. Series B Preferred Stock (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 15, 2017).

10.9	Form of Amendment to Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2017)

10.10	Convertible Promissory Note dated issued by IDdriven, Inc. to Summit Trading, Ltd. on July 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 15, 2017).

10.11*	Securities Exchange Agreement between IDdriven, Inc. and Taconic Group, LLC dated July 10, 2017.

31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.INS*	XBRL Taxonomy Extension Calculation Linkbase Document

101.INS*	XBRL Taxonomy Extension Definition Linkbase Document

101.INS*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDdriven, Inc.

Date: August 21, 2017	By:	/s/ Arend D. Verweij
Arend D. Verweij
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

