Form 10-Q
period 2017-09-30
IDdriven, Inc.
filed 2017-11-21
CIK 1605024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ☐

As of November 15, 2017, there were 1,174,408,155 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

The accompanying consolidated interim unaudited financial statements have not been reviewed by our independent registered public accounting firm in accordance with Article 10 of Regulation S-X. Upon completion of the review, we shall file an amendment to this Form 10-Q.

We are not providing the following certifications with this filing and will provide as part of the amendment to this Form 10-Q.

•	31.1	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer.

•	32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

2

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

ITEM 1. FINANCIAL STATEMENTS.

Contrary to the rules of the SEC, the Company's consolidated interim unaudited financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

IDdriven Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$8,195	$13,174
Accounts receivable	-	12,236
Other receivables and prepaid expenses	4,250	11,514
Total Current Assets	12,445	36,924

Property and equipment, net	2,322	4,769
Other assets	18,551	16,648
TOTAL ASSETS	$33,318	$58,341

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable (including related party payables of $20,691 and $17,152, respectively)	$338,780	$195,767
Accrued expenses	241,265	98,684
Accrued interest - related parties	53,909	9,172
Deferred revenue and customer deposits	-	7,500
Management fees payable - related parties	566,883	296,816
Other current liabilities	93,280	27,331
Convertible notes payable, net of unamortized debt discount of $261,103 and $414,118, respectively	1,315,316	756,191
Notes payable	-	51,000
Notes payable - related parties	43,290	38,850
Derivative liabilities	1,485,750	2,577,652
Total Current Liabilities	4,138,473	4,058,963

TOTAL LIABILITIES	4,138,473	4,058,963

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock: 10,000,000 authorized shares; $0.001 par value
Series A convertible preferred stock, $0.001 par value, $1.00 stated value; 808,000 shares designated; 94,333 and 200,279 shares issued and outstanding, respectively.	-	201
Series B preferred stock, $0.001 par value, $1.00 stated value; 1,500,000 shares designated; 1,500,000 and 0 shares issued and outstanding, respectively.	1,500	-
Common stock: 10,000,000,000 authorized; $0.001 par value
332,265,602 and 97,457,397 shares issued and outstanding, respectively	332,267	97,457
Additional paid in capital	2,028,105	1,171,625
Series B convertible preferred stock subscription receivable	(1,500)	-
Accumulated deficit	(6,425,785)	(5,255,277)
Accumulated other comprehensive loss	(39,744)	(14,628)
Total Stockholders' Deficit	(4,105,157)	(4,000,622)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,316	$58,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDdriven Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$12,770	$41,709	$49,359	$48,682
Cost of sales	-	-	6,000	-
	12,770	41,709	43,359	48,682
Operating Expenses
General and administration	111,640	163,276	430,661	627,766
Salaries and wages	33,762	91,651	133,673	282,454
Stock based compensation	5,019	70,961	45,090	132,645
Research and development	27,482	25,897	87,707	88,544
Management fees	130,203	125,669	378,341	376,189
Depreciation	698	1,244	2,810	3,917
Total operating expenses	308,804	478,698	1,078,282	1,511,515

Loss from operations	(296,034)	(436,989)	(1,034,923)	(1,462,833)

Other income (expense)
Interest expense	(218,498)	(124,192)	(698,033)	(246,158)
Change in fair value of derivative liability	8,316	(188,734)	1,843,159	(452,983)
Loss on extinguishment of debt	(482,448)	(45,066)	(374,434)	(45,066)
Gain on note conversion	137,152	-	137,152	-
Inducement loss on conversion modification	(1,043,429)	-	(1,043,429)	-
Total other expense	(1,598,907)	(357,992)	(135,585)	(744,207)

Net loss before taxes	(1,894,941)	(794,981)	(1,170,508)	(2,207,040)

Income tax benefit	-	-	-	-

Net loss	$(1,894,941)	$(794,981)	$(1,170,508)	$(2,207,040)

Other comprehensive loss
Foreign currency translation adjustment	(7,006)	(1,301)	(25,116)	(4,707)

Comprehensive loss	$(1,901,947)	$(796,282)	$(1,195,624)	$(2,211,747)

Net loss per common share, Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, Basic and Diluted	175,345,045	80,481,884	132,289,042	77,095,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDdriven Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2017		2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,170,508)	$(2,207,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		2,810	3,917
Stock-based compensation		45,090	132,645
Expenses paid by note payable		-	27,500
Amortization of debt discount and debt issue cost		500,182	188,048
Inducement loss on conversion modification		1,043,429
Loss on extinguishment of debt		374,434
Gain on note conversion		(137,152)	45,066
Change in fair value of derivative		(1,843,159)	452,983
Changes in operating assets and liabilities:
Accounts receivable		12,690	(17,319)
Prepaid expenses and other receivables		7,865	33,200
Accounts payable		291,552	387,650
Accrued interest		151,299	57,639
Accrued interest, related parties		44,737	-
Deferred revenue		(7,500)	-
Management fees, related parties		174,623	-
Other current liabilities		59,931	(15,153)
Net Cash Used in Operating Activities		(449,677)	(910,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		-	(1,458)
Net Cash Used in Investing Activities		-	(1,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable		463,846	425,000
Payment of financing cost		(58,500)	(17,500)
Proceeds from issuance of promissory notes payable		10,000	166,864
Proceeds from issuance of common shares		27,300	51,000
Proceeds from preferred stock subscription		-	250,000
Net Cash Provided By Financing Activities		442,646	875,364

Foreign currency translation effect on cash and cash equivalents		2,052	1,005

Decrease in cash and cash equivalents		(4,979)	(35,953)
Cash and cash equivalents, beginning of period		13,174	48,764
Cash and cash equivalents, end of period		$8,195	$12,811

Supplemental cash flow information
Cash paid for interest		$-	$-
Cash paid for taxes		$-	$-

Supplemented disclosure of non-cash investing and financing activities
Derivative liability recognized as debt discount		$310,588	$548,333
Prepaid expense paid by note payable		$-	$17,500
Conversion of Series A Convertible Preferred Stock into common stock		$3,580	$166
Series B Preferred Stock subscription receivable		$1,500	$-
Reclassification of derivative liability from additional paid in capital due to tainted instruments		$12,459	$-
Replacement of Series A Preferred Stock to Convertible note		$94,333	$-
Replacement of note payable to Convertible note		$61,000	$-
Common stock issued for debt discount		$-	$100,000
Conversion of accounts payable to convertible notes payable	$		$48,798
Replacement of note payable to convertible note		$-	$101,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

IDDRIVEN, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 1. ORGANIZATION AND BUSINESS

Organization and Operations

IDdriven, Inc., (“IDdriven”, “we”, “us”, or the “Company”) is a Nevada corporation incorporated on January 27, 2014 under the name TiXFi, Inc. Insight Innovators B.V., was incorporated on May 22, 2013 in the Netherlands and has its registered corporate seat in Amersfoort, The Netherlands.

Going Concern Matters

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has an accumulated deficit of $6,425,785 as of September 30, 2017. In addition, current liabilities exceed current assets by $4,126,028 as of September 30, 2017.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2016 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2017.

Consolidation Policy

For September 30, 2017, the unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Insight Innovators B.V. All significant intercompany balances and transactions have been eliminated in consolidation.

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

	September 30, 2017	December 31, 2016	September 30, 2016

Spot Euro: USD exchange rate	1.17	1.05	1.12

Average Euro: USD exchange rate	1.06 – 1.16	1.08-1.12	1.11 – 1.12

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired. As of September 30, 2017, and December 31, 2016, cash primarily consists of cash on hand and in bank. As of September 30, 2017, cash held in a U.S. bank was $4,435 and cash held in foreign bank in the Netherlands was $3,760 (EUR3,214). As of December 31, 2016, cash held in a U.S. bank was $9,971 and cash held in foreign bank in the Netherlands was $3,203 (EUR3,050).

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

Share-based expense totaled $45,090 and $132,645 for the nine months ending September 30, 2017 and 2016, respectively.

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

There were no transfers between the levels of the fair value hierarchy during the three and nine months ended September 30, 2017 and 2016.

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The following table summarizes fair value measurements by level at September 30, 2017 and December 31, 2016 measured at fair value on a recurring basis:

September 30, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$1,485,750	$1,485,750

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$2,577,652	$2,577,652

Recently Issued Accounting Standards

In September 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Furniture	$5,915	$5,915
Computers	18,886	18,886
	24,801	24,801
Accumulated Depreciation	(20,403)	(17,593)
Foreign currency translation effect	(2,076)	(2,439)
	$2,322	$4,769

Depreciation expense for the three and nine months ended September 30, 2017 and 2016 amounted to $698, $2,810, $1,244, and $3,917, respectively

NOTE 4. NOTES PAYABLE

Notes Payable

	September 30,	December 31,
	2017	2016

Promissory Notes - December 2016	$-	$51,000
Promissory Notes - January 2017	-	-
Less current portion of notes payable	-	51,000
Long-term notes payable	$-	$-

As of September 30, 2017, and December 31, 2016, the accrued interest related to this promissory note was $6,242 and $28, respectively.

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

Dated July 10, 2017

On July 10, 2017, the Company converted Promissory Notes of $61,000 to Convertible Note with principal amount $61,000 (see Note 5).

Notes Payable - Related Parties

Notes payable - related party consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Promissory Notes	$43,290	$38,850
Less current portion of notes payable	43,290	38,850
Long-term notes payable	$-	$-

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

As of September 30, 2017, and December 31, 2016, the accrued interest related to these promissory notes - related party was $4,598 and $2,046, respectively.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Convertible Note - December 2015	$573,054	$350,000
Convertible Note - February 2016	-	30,000
Convertible Note - March 2016	-	250,000
Convertible Notes - May 2016	62,500	75,000
Convertible Note - June 2016	-	15,000
Convertible Notes - September 2016	24,926	201,511
Convertible Notes -October 2016	-	148,798
Convertible Notes - November 2016	-	25,000
Convertible Notes - December 2016	-	75,000
Convertible Notes - March 2017	168,500	-
Convertible Notes - April 2017	223,500	-
Convertible Notes - June 2017	83,000	-
Convertible Notes - July 2017	363,829	-
Convertible Notes - August 2017	77,110	-
	1,576,419	1,170,309
Less debt discount and debt issuance cost	(261,103)	(414,118)
	1,315,316	756,191
Less current portion of convertible notes payable	1,315,316	756,191
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $500,182 and $188,048 for the nine months ended September 30, 2017 and 2016, respectively, which are included in interest expense in the consolidated statements of operations.

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

On July 10, 2017, the Convertible Note were amended with expiry date extended to January 10, 2018 and the conversion price was changed to 60% of the lowest trading price of the Common Stock for the ten (20) trading days immediately prior to the applicable conversion date. The change of conversion feature resulted in Inducement loss on conversion modification of $802,585.

During the 9 months ended September 30, 2017, $29,940 of the Convertible Note was converted into 29,940,000 common shares at market trading price of the conversion date at the range of $0.0019 to $0.0178, resulting in Gain on note conversion of $2,169.

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

Dated - Issued in Fiscal Year 2017

During the nine months ended September 30, 2017, the Company issued a total Convertible Notes in the amount of $536,000 with the following terms:

•	Term 9 – 12 months

•	Annual interest rate ranging from 1% to 18%

•	Convertible at the option of the holders either at issuance

•

Conversion prices are typically based on the discounted (25% to 40% discount) lowest trading prices of the Company’s shares during various periods prior to conversion. Conversion price of certain notes are $0.04 per share.

•	Original issue discount and Financing cost on note issuance at $70,000

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible as of September 30, 2017 and December 31, 2016 amounted to $1,485,750 and $2,577,652, respectively. During the nine months ended September 30, 2017 and 2016, $1,844,033 and $548,333 of the value assigned to the derivative liability was recognized as a debt discount to the notes and warrants, $718,326 and $313,217 was recognized as a “day 1” derivative loss, $865,470 and $160,771 value of derivative liability on the date of conversion was extinguished, $30,196 and $0 of new derivative liabilities recognized as issuance of warrants as stock based compensation expense, $257,502 and $0 value of derivative liabilities was reduced from note amendment, and $2561,485 and $139,766 was recorded as gain on change in fair value of derivative liability, respectively.

Amendments to Convertible Promissory Notes

On July 10, 2017 (the “Effective Date”), the Company entered into amendments (the “Amendments”) with the owners and holders of convertible promissory notes in the original aggregate principal amount of $1,214,011 issued by the Company in 2015 and 2016 (the “Convertible Notes”):

The Amendments extend the maturity date for each of the Convertible Notes to six months from the Effective Date and, so long as the Convertible Note is not in default, the Company has the right to extend its Maturity Date for an additional period of six months. The Amendments also revise the conversion price under the Convertible Note to mean 60% multiplied by the lowest trading price for the Company’s Common Stock during the twenty trading day period prior to the date of conversion. In the event that shares of the Company’s Common Stock are not deliverable via DWAC following the conversion of any amount under the Convertible Note, the holder shall be entitled to an additional 10% discount. The Company agreed to increase the number of authorized shares of its Common Stock covenants that within 30 days from the Effective Date to an amount that will allow it to and keep available out of its authorized and unissued shares a number of shares of Common Stock at least equal to two times the number of shares of common stock issuable upon conversion of the entire principal amount plus accrued interest due under the Convertible Notes.

One of the Convertible Notes in the principal amount of $150,000 and another in the principal amount of $75,000 were each increased by $60,000 to include liquidated damages due to the holders of such convertible notes as a result of the Company’s failure to deliver shares of its Common Stock for more than 30 days as provided for in the Convertible Notes held by such holder.

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

Conversion

During the nine months ended September 30, 2017, convertible notes totaled $405,222 and $9,688 accrued interest were converted into 229,863,949 common shares with the recognition of gain on note conversion at $137,156.

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

Fiscal Year 2017

During the nine months ended September 30, 2017, the Company issued a total of 3,136,500 stock warrants as follows:

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

 The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2017:

	Warrants Outstanding			Warruants Exercisable
	Number of	Weighted Average Remaining Contractual life	Weighted ]Average	Number of	Weighted Average
	Shares	(in years)	Exercise Price	Shares	Exercise Price
3/28/2016	250,000	3.49	$0.0279	250,000	$0.0279
9/12/2016	75,000	1.92	$0.0001	75,000	$0.0001
9/12/2016	50,755	1.92	$0.0001	50,755	$0.0001
9/21/2016	75,000	1.95	$0.0001	75,000	$0.0001
1/30/2017	2,000,000	2.33	$0.1394	2,000,000	$0.1394
2/21/2017	1,000,000	0.39	$0.0056	1,000,000	$0.0056
2/28/2017	124,000	1.41	$0.0007	124,000	$0.0007
2/28/2017	12,500	1.41	$0.0001	12,500	$0.0001
	3,587,255		$0.1739	3,587,255	$0.1739

A summary of activity during the nine months ended September 30, 2017 as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Balances as of December 31, 2016	450,755	$0.23
Granted	3,136,500	0.17
Exercised	-	-
Forfeited/canceled	-	-
Balances as of September 30, 2017	3,587,255	$0.17

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrants is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in September 30 30, 2017 and December 31, 2016:

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Expected term	0.07 - 3.99 years	0.10 - 5.00 years
Expected average volatility	100% - 185%	98% - 169%
Expected dividend yield	-	-
Risk-free interest rate	0.67%-1.89%	0.36% - 1.93%

The following table summarizes the derivative liabilities included in the balance sheet at September 30 30, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2016	$2,577,652
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	1,844,033
Addition of new derivatives liabilities recognized as loss on convertible notes	718,326
Addition of new derivatives liabilities recognized as issuance of warrants as stock based compensation expense	30,196
Reduction of derivatives liabilities from conversion of convertible note to common shares	(865,470)
Reduction of derivative liabilities from note amendment	(257,502)
Gain on change in fair value of the derivative liabilities	(2,561,485)
Balance – September 30, 2017	$1,485,750

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item. The following table summarizes the loss (gain) on derivative liability included in the income statement for the nine months ended September 30, 2017 and 2016, respectively.

	Nine Months Ended
	September 30,
	2017	2016
Day one loss due to derivative liabilities on convertible notes and warrants	$718,326	$313,217
Gain on change in fair value of the derivative liabilities	(2,552,485)	139,766
(Gain) Loss on change in the fair value of derivative liabilities	$(1,834,159)	$452,983

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

The Company charged $378,341 and $376,189 during the nine months ended September 30, 2017 and 2016, respectively to operations for the management fees stemming from these Management Agreements.

As of September 30, 2017, and December 31, 2016, the amount due to related parties was $566,883 and $296,816 and accrued interest on the payable amount of $53,909 and $9,172, respectively.

NOTE 8. CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2017 and 2016. In 2015 Insight Innovators decided to stop with consultancy and move forward as a product company.

Customer	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016

EU PWN	56%	100%
EU Computer Profile	12%	-%
US NRECA	32%	-%

$33,382 of our total sales $49,359 was generated in foreign countries by Insight and $15,976 was generated in the US by IDdriven during the periods ended September 30, 2017. All of our sales were generated in foreign countries by Insight during the periods ended September 30, 2016

NOTE 9. STOCKHOLDERS’ DEFICIT

On June 30, 2017, the Company filed a Certificate of Amendment with the state of Nevada, to the Company’s Articles of Incorporation, to increase the number of authorized shares of capital stock to 10,010,000,000 shares. With 10,000,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001

Preferred Stock

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

During the nine months ended September 30, 2017, 105,946 shares of Series A Convertible Preferred Stock were converted into 3,579,256 shares of common stock.

During the nine months ended September 30, 2017, 94,333 shares of Series A Convertible Preferred Stock were converted into convertible note at principal amount $94,333.

As of September 30, 2017 and December 31, 2016, the Company had 0 and 200,279, respectively, shares of Series A Convertible preferred stock issued and outstanding, respectively.

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

Common Stock

The Company has authorized 10,000,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the nine months ended September 30, 2017, the Company issued 234,808,205 shares of common stock, as follows:

•	1,365,000 shares of common stock issued for net proceeds of $27,300.

•	3,579,256 shares of common stock in a conversion of 105,946 shares of Series A Convertible Preferred Stock.

•	229,863,949 shares of common stock in a conversion of $405,222 of Convertible Notes and accrued interest $9,688 valued at $1,143,223.

As at September 30, 2017 and December 31, 2016, the Company had 332,265,602 and 97,457,397 shares of common stock issued and outstanding, respectively.

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

A summary of activity during the nine months ended September 30, 2017 follows:

Options Outstanding
		Weighted-	Fair Value
	Number of	Average	on Grant	Intrinsic
	Shares	Exercise Price	Date	Value
Balances as of December 31, 2016	8,173,686	$0.0587	$71,630	$2,997
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/canceled	-	-	-	-
Balances as of September 30, 2017	8,173,686	$0.0587	$71,630	$-

The outstanding options have a weighted-average remaining contract term of 3.23 years. As of September 30, 2017, 5,449,124 options remain unvested.

One-third of the options granted vest at the end of the first, second and third year after the date of the award date of December 21, 2015. After vesting, the option generally can be exercised for the period remaining in the 5-year term from issuance date. Total compensation cost expected to be recognized for unvested options at September 30, 2017 amounted to $12,584. During the nine months ended September 30, 2017 and 2016, the Company charged to operations stock based compensation expense of $14,894 and $32,645, respectively.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2017:

Year Ended December, 31
2017
Expected term	5 years
Expected average volatility	95%
Expected dividend yield	-
Risk-free interest rate	1.67%
Expected annual forfeiture rate	-

The following table summarizes information relating to outstanding and exercisable stock options as of September 30, 2017:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

8,173,686	3.48	$0.0587	2,724,562	$0.0489

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2017 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of September 30, 2017, 2,724,562 options to purchase shares of common stock were exercisable and the intrinsic values of these options are $nil. As of September 30, 2017, the intrinsic value of 5,449,124 outstanding options is $nil, as these options to employees vest in the future periods.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Rent commitment

Insight leases approximately 4,000 square feet of space at Nijverheidsweg Noord 78, 3812PM Amersfoort, The Netherlands. The terms of the lease require that Insight pay €1,500 per month (approximately $1,590 per month) on a month to month basis.

Total rent expenses for the nine months ended September 30, 2017 and 2016 were $13,500 and $15,075, respectively. Total rent expenses for the three months ended September 30, 2017 and 2016 were $5,220 and $5,040, respectively.

Rent payable as of September 30, 2017 and December 31, 2016 amounted to $27,606 and $17,152, respectively and included under accounts payable in the consolidated balance sheet.

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

NOTE 12. SUBSEQUENT EVENTS

In October and November 2017, the Company issued an aggregate of $103,667 of convertible notes with the following terms:

•	Term 12 months

•	Annual interest rate ranging from 12% to 18%

•	Convertible at the option of the holders at issuance

•	Conversion prices is based on 40% discount off certain trading prices of the Company’s shares of common stock during various periods prior to conversion.

•	Original issue discount and transaction expenses on note issuance at a total of $20,450

Certain notes allow the Company to redeem the notes at rates ranging from 135% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day.

Issuance of Common Stock

Subsequent to September 30, 2017, the Company issued 842,142,553 shares of common stock for the conversion of convertible notes in the principal amount of $266,395.

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

Results of Operations for the Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

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

For the nine months of 2017, we have generated losses from operations. As of September 30, 2017, our accumulated deficit was $4,105,157. Our loss from operations for the nine months ended September 30, 2017 and 2016 was $1,034.923 and $1,462,833, respectively.

	September 30,	December 31,	Change
	2017	2016	Amount
Cash and cash equivalents	$8,195	$13,174	$(4,979)
Total Assets	$33,318	$58,341	$(25,023)
Total Liabilities	$4,138,473	$4,058,963	$79,510
Stockholders’ Deficit	$(4,105,157)	$(4,000,622)	$(104,535)

Revenue

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount
Revenue	$49,359	$48,682	$677

The increase in revenue is directly related to the recurring revenue build-up of customers on our SaaS platform.

Operating Expenses

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount
General and administration	$430,661	$627,766	$(197,105)
Salaries and wages	133,673	282,454	(148,781)
Stock based compensation	45,090	132,645	(87,555)
Research and development	87,707	88,544	(837)
Management fees	378,341	376,189	2,152
Depreciation	2,810	3,917	(1,107)
	$1,078,282	$1,511,515	$(433,233)

Operating expenses were $1,078,282 for the nine months of 2017, compared to $1,511,515 for the nine months of 2016, a decrease of $433,233 The decrease in operating expenses was largely due to decrease in general and administration expenses primarily attributed to decreased consulting fees, stock based compensation for consulting services, stock option vesting expenses and salary and wages which we implemented in light of our current working capital needs.

Loss from Operations

	Nine Months Ended
	September 30,		Change
	2,017	2016	Amount
Loss from Operations	$(1,034,923)	$(1,462,833)	$427,910

The change was a result of an increase in revenue and reduction in operating expenses discussed above.

Other Income (Expenses)

	Nine Months Ended
	September 30,		Change
	2,017	2016	Amount
Interest expense	$(698,033)	$(246,158)	$451,875
Change in fair value of derivative liability	1,843,159	(452,983)	2,296,142
Gain (loss) on extinguishment of debt	(374,434)	(45,066)	(329,368)
Gain on note conversion	137,152	-	137,152
Inducement loss on conversion modification	(1,043,429)	-	(1,043,429)
Total other income (expense)	$(135,585)	$(744,207)	$608,622

The decrease in other expenses was primarily from significant reduction in fair value of derivative liability related to our convertible notes and warrants and gain recognized from the conversion of notes to common shares during the nine months of 2017.

Net Income (Loss)

	Nine Months Ended
	September 30,		Change
	2,017	2016	Amount
Net Income (Loss)	$(1,170,508)	$(2,207,040)	$1,036,532

The increase in net income of $1,036,532, was a result of other income from the change in fair value of derivative liability, gain on conversion of convertible notes, an increase in revenue and a reduction in operating expenses discussed above.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the periods ended September 30, 2017, December 31, 2016 and September 30, 2016:

	September 30,	December 31,	Change
	2017	2016	Amount
Current Assets	$12,445	$36,924	$(24,479)
Current Liabilities	4,138,473	4,058,963	79,510
Working Capital Deficiency	$(4,126,028)	$(4,022,039)	$103,989

As of September 30, 2017 and December 31, 2016 our current assets were $12,445 and $36,924, respectively. The Company does not believe its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations and debt service over the next 12 months.

As of September 30, 2017, our working capital deficiency was 4,126,028, an increase deficiency of $103,989 as compared to December 31, 2016 when we had a working capital deficiency of $4,022,039.

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

Basis of Accounting and Going Concern

Our unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in conformity with GAAP. In addition, the accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We generated accumulated losses of approximately $6,425,785 through September 30, 2017 and have insufficient working capital and cash flows to support operations. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty.

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

Share-based expense totaled $45,090 and $132,645 for the Nine months Ended September 30, 2017 and 2016, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Arend D. Verweij, the certifying officer. Based upon that evaluation, our certifying officer concluded that as of the end of the period covered by this report, September 30, 2017, our disclosure controls and procedures are ineffective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Based on the evaluation described above, our certifying officers have concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective because we did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of accounting personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and there was an inadequate segregation of duties.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of our controls performed during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2017, the Company issued 199,873,480 shares of its unregistered common stock upon conversion of an aggregate of $210,230 principal amount of Convertible Notes and accrued interest of $0.

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

10.9	Form of Amendment to Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 15, 2017)

10.10	Convertible Promissory Note dated issued by IDdriven, Inc. to Summit Trading, Ltd. on July 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 15, 2017).

10.11*	Securities Exchange Agreement between IDdriven, Inc. and Taconic Group, LLC dated July 10, 2017 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on August 21, 2017).

31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.INS*	XBRL Taxonomy Extension Calculation Linkbase Document

101.INS*	XBRL Taxonomy Extension Definition Linkbase Document

101.INS*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	To be filed in an amendment to this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDdriven, Inc.

Date: November 20, 2017	By:	/s/ Arend D. Verweij
Arend D. Verweij
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

