Form 10-Q/A
period 2017-09-30
IDdriven, Inc.
filed 2017-11-22
CIK 1605024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

AMENDMENT NO. 1

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act. ☐

As of November 15, 2017, there were 1,167,120,233 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTES

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the three months ended September 30, 2017, amends in its entirety the Quarterly Report on Form 10-Q that was originally filed on November 21, 2017 (the "Quarterly Report"), to:

●

comply with Rule 10-01(d) Regulation S-X, which requires interim financial statements included in quarterly reports on Form 10-Q to be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by PCAOB,

●	to update various disclosures throughout this quarterly report, and,

●	to include the required certifications of the Company's Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act.

This Amendment No. 1 revises the original filing of the Original Report and does not otherwise reflect events that may have occurred subsequent to the original filing date.

-2-

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

ITEM 1. FINANCIAL STATEMENTS.

IDdriven Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,195	$13,174
Accounts receivable	-	12,236
Other receivables and prepaid expenses	4,250	11,514
Total Current Assets	12,445	36,924

Property and equipment, net	2,322	4,769
Other assets	18,551	16,648
TOTAL ASSETS	$33,318	$58,341

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (including related party payables of $27,606 and $17,152, respectively)	$338,780	$195,767
Accrued expenses	241,265	98,684
Accrued interest - related parties	53,909	9,172
Deferred revenue and customer deposits	-	7,500
Management fees payable - related parties	566,883	296,816
Other current liabilities	93,280	27,331
Convertible notes payable, net of unamortized debt discount of $261,103 and $414,118, respectively	1,315,316	756,191
Notes payable	-	51,000
Notes payable - related parties	43,290	38,850
Derivative liabilities	1,485,750	2,577,652
Total Current Liabilities	4,138,473	4,058,963

TOTAL LIABILITIES	4,138,473	4,058,963

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized shares; $0.001 par value
Series A convertible preferred stock, $0.001 par value, $1.00 stated value; 808,000 shares designated; 0 and 200,279 shares issued and outstanding, respectively.	-	201
Series B preferred stock, $0.001 par value, $1.00 stated value; 1,500,000 shares designated; 1,500,000 and 0 shares issued and outstanding, respectively.	1,500	-
Common stock: 10,000,000,000 authorized; $0.001 par value
332,265,602 and 97,457,397 shares issued and outstanding, respectively	332,267	97,457
Additional paid in capital	2,028,105	1,171,625
Series B convertible preferred stock subscription receivable	(1,500)	-
Accumulated deficit	(6,425,785)	(5,255,277)
Accumulated other comprehensive loss	(39,742)	(14,628)
Total Stockholders’ Deficit	(4,105,155)	(4,000,622)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,318	$58,341

See accompanying notes to these unaudited condensed consolidated financial statements

IDdriven Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$12,770	$41,709	$49,359	$48,682
Cost of sales	-	-	6,000	-
Gross profit	12,770	41,709	43,359	48,682
Operating Expenses
General and administration	111,640	163,276	430,661	627,766
Salaries and wages	33,762	91,651	133,673	282,454
Stock based compensation	5,019	70,961	45,090	132,645
Research and development	27,482	25,897	87,707	88,544
Management fees	130,203	125,669	378,341	376,189
Depreciation	698	1,244	2,810	3,917
Total operating expenses	308,804	478,698	1,078,282	1,511,515

Loss from operations	(296,034)	(436,989)	(1,034,923)	(1,462,833)

Other income (expense)
Interest expense	(218,498)	(124,192)	(698,033)	(246,158)
Change in fair value of derivative liability	8,316	(188,734)	1,843,159	(452,983)
Loss on extinguishment of debt	(374,334)	(45,066)	(374,434)	(45,066)
Gain on note conversion	29,138	-	137,152	-
Inducement loss on conversion modification	(1,043,429)	-	(1,043,429)	-
Total other expense	(1,598,907)	(357,992)	(135,585)	(744,207)

Net loss	(1,894,941)	(794,981)	(1,170,508)	(2,207,040)

Income tax benefit	-	-	-	-

Net loss	$(1,894,941)	$(794,981)	$(1,170,508)	$(2,207,040)

Other comprehensive loss
Foreign currency translation adjustment	(7,004)	(1,301)	(25,114)	(4,707)

Comprehensive loss	$(1,901,945)	$(796,282)	$(1,195,622)	$(2,211,747)

Net loss per common share, Basic and Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding, Basic and Diluted	175,345,045	80,481,884	132,289,042	77,095,757

See accompanying notes to these unaudited condensed consolidated financial statements

IDdriven Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,170,508)	$(2,207,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,810	3,917
Stock-based compensation	45,090	132,645
Expenses paid by note payable	-	27,500
Amortization of debt discount and debt issue cost	500,182	188,048
Inducement loss on conversion modification	1,043,429	-
Loss on extinguishment of debt	374,434	-
(Gain) loss on note conversion	(137,152)	45,066
Change in fair value of derivative	(1,843,159)	452,983
Changes in operating assets and liabilities:
Accounts receivable	12,690	(17,319)
Prepaid expenses and other receivables	6,870	33,200
Accounts payable	181,980	387,650
Accrued interest	151,299	57,639
Accrued interest, related parties	44,737	-
Deferred revenue	(7,500)	-
Management fees, related parties	285,191	-
Other current liabilities	59,930	(15,153)
Net Cash Used in Operating Activities	(449,677)	(910,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,458)
Net Cash Used in Investing Activities	-	(1,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note payable	463,846	425,000
Payment of financing cost	(58,500)	(17,500)
Proceeds from issuance of promissory notes payable	10,000	166,864
Proceeds from issuance of common shares	27,300	51,000
Proceeds from preferred stock subscription	-	250,000
Net Cash Provided By Financing Activities	442,646	875,364

Foreign currency translation effect on cash and cash equivalents	2,052	1,005

Decrease in cash and cash equivalents	(4,979)	(35,953)
Cash and cash equivalents, beginning of period	13,174	48,764
Cash and cash equivalents, end of period	$8,195	$12,811

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemented disclosure of non-cash investing and financing activities
Derivative liability recognized as debt discount	$310,588	$548,333
Prepaid expense paid by note payable	$-	$17,500
Conversion of Series A Convertible Preferred Stock into common stock	$3,580	$166
Series B Preferred Stock subscription receivable	$1,500	$-
Reclassification of derivative liability from additional paid in capital due to tainted instruments	$12,459	$-
Replacement of Series A Preferred Stock to Convertible note	$94,333	$-
Conversion of convertible notes payable and accrued interest into common stock	$415,610	$-
Common stock issued for debt discount	$-	$100,000
Conversion of accounts payable to convertible notes payable	$30,000	$48,798
Replacement of note payable to convertible note	$61,000	$101,511

See accompanying notes to these unaudited condensed consolidated financial statements

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

	September 30, 2017	December 31, 2016	September 30, 2016

Spot Euro: USD exchange rate	$1.17	$1.05	$1.12

Average Euro: USD exchange rate	1.06–1.16	1.08-1.12	1.11 – 1.12

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

Reclassification

Certain amounts have been reclassified for consistency with the period presentation in the financial statements filed on Form 10-Q for the three and nine months ended September 30, 2017 and 2016 dated November 21, 2017. These reclassifications had no effect on the reported results of operations. This change in classification does not materially affect previously reported cash flows from operations or from financing activities in the Consolidated Condensed Statement of Cash Flows, and had no effect on the previously reported Consolidated Condensed Statement of Operations for any period.

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

Dated July 10, 2017

On July 10, 2017, the Company replaced the Promissory Notes of $61,000 to a Convertible Note with a principal amount $61,000 (see Note 5).

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

As of September 30, 2017, and December 31, 2016, the accrued interest related to these promissory notes - related parties was $4,598 and $2,046, respectively.

NOTE 5. CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December31,
	2017	2016
Convertible Note - December 2015	$323,054	$350,000
Convertible Note - February 2016	-	30,000
Convertible Note - March 2016	250,000	250,000
Convertible Notes - May 2016	62,500	75,000
Convertible Note - June 2016	-	15,000
Convertible Notes - September 2016	24,926	201,511
Convertible Notes -October 2016	-	148,798
Convertible Notes - November 2016	-	25,000
Convertible Notes - December 2016	-	75,000
Convertible Notes - March 2017	168,500	-
Convertible Notes - April 2017	223,500	-
Convertible Notes - June 2017	83,000	-
Convertible Notes - July 2017	363,829	-
Convertible Notes - August 2017	77,110	-
	1,576,419	1,170,309
Less debt discount and debt issuance cost	(261,103)	(414,118)
	1,315,316	756,191
Less current portion of convertible notes payable	1,315,316	756,191
Long-term convertible notes payable	$-	$-

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

On July 10, 2017, the Convertible Note were amended with expiry date extended to January 10, 2018 and the conversion price was changed to 60% of the lowest trading price of the Common Stock for the ten (20) trading days immediately prior to the applicable conversion date. The change of conversion feature resulted in Inducement loss on conversion modification of $802,585 during the three and nine months ended September 30, 2017.

During the nine months ended September 30, 2017, $29,946 of the Convertible Note was converted into 29,940,000 common shares at market trading price of the conversion date at the range of $0.0019 to $0.0178, resulting in gain on note conversion of $2,169.

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

Dated - Issued in Fiscal Year 2016

During the year ended December 31, 2016, the Company issued a total Convertible Notes in the amount of $820,308 and warrants to purchase up to 450,755 shares of our common stock, with the following terms:

•	Terms 6 - 18 months

•	Annual interest rates ranging from 8% to 20%

•	Convertible at the option of the holders either at issuance or 6 months from issuance.

•	Conversion prices are typically based on the discounted (20% - 40% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

Dated - Issued in Fiscal Year 2017

During the nine months ended September 30, 2017, the Company issued a total Convertible Notes in the amount of $811,333 with the following terms:

•	Term 6 – 12 months

•	Annual interest rate ranging from 10% to 20%

•	Convertible at the option of the holders either at issuance

•	Conversion prices are typically based on the discounted (25% to 40% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

•	Original issue discount and Financing cost on note issuance at $58,500

Certain notes allow the Company to redeem the notes at rates ranging from 110% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day.

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

The Company valued the conversion feature using the Black Scholes valuation model. The fair value of the derivative liability for all the notes and warrants that became convertible as of September 30, 2017 and December 31, 2016 amounted to $1,485,750 and $2,577,652, respectively. During the nine months ended September 30, 2017 and 2016, $1,844,033 and $548,333 of the value assigned to the derivative liability was recognized as a debt discount to the notes and warrants, $718,326 and $313,217 was recognized as a “day 1” derivative loss, $865,470 and $160,771 value of derivative liability on the date of conversion was extinguished, $30,196 and $0 of new derivative liabilities recognized as issuance of warrants as stock based compensation expense, $257,502 and $0 value of derivative liabilities was reduced from note amendment, and $2,561,485 and $139,766 was recorded as gain on change in fair value of derivative liability, respectively.

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

The Company assessed the note amendments for a debt extinguishment or modification in accordance with ASC 470-50. As a result of note modifications, we assessed the fair value of the derivative liability at the point of modification and recognized $1,043,429 as an inducement loss on modification of the conversion features, for the three and nine month period ended September 30, 2017. As a result of note extinguishments, we assessed the fair value of the note and of the derivative liability, at the point of modification and recognized $28,780 and $374,434 as a new discount on note and loss on extinguishment of debt, respectively, for the three and nine month period ended September 30, 2017.

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

Conversion

During the nine months ended September 30, 2017, convertible notes totaled $405,222 and $9,688 accrued interest were converted into 229,863,949 common shares with the recognition of gain on note conversion at $137,152.

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

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2017:

Warrants Outstanding			Warrants Exercisable
	Weighted Average Remaining	Weighted Average		Weighted Average
Number of Shares	Contractual life (in years)	Exercise Price	Number of Shares	Exercise Price
250,000	3.49	$0.40	250,000	$0.40
75,000	1.92	$0.0019	75,000	$0.0019
50,755	1.92	$0.0019	50,755	$0.0019
75,000	1.95	$0.0019	75,000	$0.0019
2,000,000	2.33	$0.25	2,000,000	$0.25
1,000,000	0.39	$0.02	1,000,000	$0.02
124,000	1.41	$0.02	124,000	$0.02
12,500	1.41	$0.02	12,500	$0.02
3,587,255		$0.1739	3,587,255	$0.1739

A summary of activity during the nine months ended September 30, 2017 as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Balances as of December 31, 2016	450,755	$0.23
Granted	3,136,500	0.17
Exercised	-	-
Forfeited/canceled	-	-
Balances as of September 30, 2017	3,587,255	$0.17

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note and warrants is estimated using the Black-Scholes valuation model. The following weighted-average assumptions were used in September 30, 2017 and December 31, 2016:

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Expected term	0.07 - 3.99 years	0.10 - 5.00 years
Expected average volatility	100% - 185%	98% - 169%
Expected dividend yield	-	-
Risk-free interest rate	0.67%-1.89%	0.36% - 1.93%

The following table summarizes the derivative liabilities included in the balance sheet at September 30, 2017:

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

	Nine Months Ended
	September 30,
	2017	2016
Day one loss due to derivative liabilities on convertible notes and warrants	$718,326	$313,217
(Gain) loss on change in fair value of the derivative liabilities	(2,561,485)	139,766
(Gain) loss on change in the fair value of derivative liabilities	$(1,843,159)	$452,983

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

As of September 30, 2017, and December 31, 2016, the amount due to related parties was $565,650 and $296,816 and accrued interest on the payable amount of $53,909 and $9,172, respectively.

NOTE 8. CONCENTRATIONS

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenues for the nine months ended September 30, 2017 and 2016. In 2015 Insight Innovators decided to stop with consultancy and move forward as a product company.

	Nine Months Ended	Nine Months Ended
Customer	September 30, 2017	September 30, 2016

EU PWN	56%	100%
EU Computer Profile	12%	-%
US NRECA	32%	-%

$33,382 of our total sales $49,359 was generated in foreign countries by Insight and $15,976 was generated in the US by IDdriven during the periods ended September 30, 2017. All of our sales were generated in foreign countries by Insight during the periods ended September 30, 2016.

NOTE 9. STOCKHOLDERS’ DEFICIT

On June 8, 2017, the Company filed a Certificate of Amendment with the state of Nevada, to the Company’s Articles of Incorporation, to increase the number of authorized shares of capital stock to 2,010,000,000 shares. With 2,000,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001.

On September 14, 2017, the Company filed a Certificate of Amendment with the state of Nevada, to the Company’s Articles of Incorporation, to increase the number of authorized shares of capital stock to 10,010,000,000 shares. With 10,000,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001.

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

The following table summarizes information relating to outstanding and exercisable stock options as of September 30, 2017:

Options Outstanding			Options Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

8,173,686	3.23	$0.0587	2,724,562	$0.0489

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

Total rent expenses for the nine months ended September 30, 2017 and 2016 were $14,940 and $15,075, respectively. Total rent expenses for the three months ended September 30, 2017 and 2016 were $5,220 and $5,040, respectively.

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

Issuance of Common Stock

Subsequent to September 30, 2017, the Company issued 834,854,631 shares of common stock for the conversion of convertible notes and accrued interest of $268,668.

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

Accounting Periods. We define our accounting periods as follows:

•	“2016”-January 1, 2016 through December 31, 2016,

•	“third quarter of 2016”- July 1, 2016 through September 30, 2016,

•	“2017”-January 1, 2017 through December 31, 2017,

•	“third quarter of 2017”- July 1, 2017 through September 30, 2017.

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

Business Update

We have been steadily building out our IAM solution and infrastructure We have been continuing releasing upgrades to IDdriven’s original suite of industry leading functions that included role-based and zone-based access control, authorization management, certification and reporting, and our first US based customers are in the process of coming online.

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

For the nine months of 2017, we have generated losses from operations. As of September 30, 2017, our accumulated deficit was $4,105,155. Our loss from operations for the nine months ended September 30, 2017 and 2016 was $1,034,923 and $1,462,833, respectively. Our cash used in operations was $449,677 and $910,864 for the nine months ended September 30, 2017 and 2016, respectively. Our Stockholders’ deficit was $4,105,155 and $4,000,622 as of September 30, 2017 and December 31, 2016, respectively.

	September 30,	December 31,	Change
	2017	2016	Amount	%
Cash and cash equivalents	$8,195	$13,174	$(4,979)	(38%)
Total Assets	$33,318	$58,341	$(25,023)	(43%)
Total Liabilities	$4,138,473	$4,058,963	$79,510	2%
Stockholders’ Deficit	$(4,105,155)	$(4,000,622)	$(104,533)	3%

Revenue

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$49,359	$48,682	$677	1%

The increase in revenue is directly related to the recurring revenue build-up of customers on our SaaS platform.

Operating Expenses

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
General and administration	$430,661	$627,766	$(197,105)	(31%)
Salaries and wages	133,673	282,454	(148,781)	(53%)
Stock based compensation	45,090	132,645	(87,555)	(66%)
Research and development	87,707	88,544	(837)	(1%)
Management fees	378,341	376,189	2,152	1%
Depreciation	2,810	3,917	(1,107)	(28%)
	$1,078,282	$1,511,515	$(433,233)	(29%)

Operating expenses were $1,078,282 for the nine months of 2017, compared to $1,511,515 for the nine months of 2016, a decrease of $433,233, or 29%. The decrease in operating expenses was largely due to decrease in general and administration expenses primarily attributed to decreased consulting fees, stock based compensation for consulting services, stock option vesting expenses and salary and wages which we implemented in light of our current working capital needs.

Loss from Operations

Nine Months Ended
September 30,		Change
2017	2016	Amount	%
$1,034,923	$1,462,833	$(427,910)	(29%)

The reduction in loss from operations for the nine months ended September 30, 2017 and compare to the same period in 2016, was a result of a reduction in operating expenses as discussed above.

Other Income (Expenses)

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
Interest expense	$(698,033)	$(246,158)	$451,875	184%
Change in fair value of derivative liability	1,843,159	(452,983)	2,296,142	(507%)
Gain on note conversion	137,152	-	137,152	-
Loss on extinguishment of debt	(374,434)	(45,066)	(329,368)	731%
Inducement loss on conversion modification	(1,043,429)	-	(1,043,429)	-
Total other expense	$(135,585)	$(744,207)	$(608,622)	(82%)

Other expense was $135,585 for the nine months of 2017, compared to other expenses of $744,207 for the nine months of 2016, a reduction in other expenses of $608,622. The reduction in other expenses was primarily from significant reduction in fair value of derivative liability related to our convertible notes and warrants and gain recognized from the conversion of notes to common shares during the nine months of 2017.

Net Loss

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount	%
Net Loss	$1,170,508	$2,207,040	$(1,036,532)	(47%)

Net loss was $1,170,508 for the nine months of 2017, compared to net loss of $2,207,040 for the nine months of 2016. The decrease in net loss of $1,036,532 was a result of other income from the change in fair value of derivative liability, gain on conversion of convertible notes, an increase in revenue and a reduction in operating expenses discussed above.

Our comprehensive loss was $1,195,622 for the nine months of 2017 compared to comprehensive loss $2,211,747 for the nine months of 2016, as adjusted for unrealized foreign currency translation loss of $25,114 and $4,707, respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight Innovator’s) functional currency being the Euro and our reporting currency being the U.S. Dollar.

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$12,770	$41,709	$(28,939)	(69%)

We recorded net consolidated revenue of $12,770 for the three months of 2017, compared to $41,709 for the three months of 2016, a decrease of $28,939, or 69%. The decrease in revenue is directly related to reduction in consultancy revenue in 2017, as we focused on the recurring revenue build-up of customers on our SaaS platform.

Operating Expenses

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
General and administration	$111,640	$163,276	$(51,636)	(32%)
Salaries and wages	33,762	91,651	(57,889)	(63%)
Stock based compensation	5,019	70,961	(65,942)	(93%)
Research and development	27,482	25,897	1,585	6%
Management fees	130,203	125,669	4,534	4%
Depreciation	698	1,244	(546)	(44%)
	$308,804	$478,698	$(169,894)	(35%)

Operating expenses were $308,804 for the three months of 2017, compared to $478,698 for the three months of 2016, a decrease of $169,894, or 35%. The decrease in operating expenses was largely due to decrease in general and administration expenses primarily attributed to decreased consulting fees, stock based compensation for consulting services, stock option vesting expenses and salary and wages which we implemented in light of our current working capital needs.

Loss from Operations

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
Loss from Operations	$296,034	$436,989	$(140,955)	(32%)

Loss from operations decreased to $296,034 for the three months of 2017, compared to a loss of $436,989 for the three months of 2016, a decrease of $140,955, or 32%. The change was a result of a reduction in operating expenses discussed above.

Other Income (Expenses)

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
Interest expense	$(218,498)	$(124,192)	$(94,306)	76%
Change in fair value of derivative liability	8,316	(188,734)	197,050	(104%)
Gain on note conversion	29,138	-	29,138	-
Loss on extinguishment of debt	(374,434)	(45,066)	(329,368)	731%
Inducement loss on conversion modification	(1,043,429)	-	1,043,429	-
Total other expense	$(1,598,907)	$(357,992)	$(1,240,915)	347%

Other expense was $1,598,907 for the three months of 2017, compared to other expense of $357,992 for the three months of 2016, an increase in other expense of $1,240,915. The increase in other expense was primarily from loss on debt extinguishment and a loss on conversion modifications to convertible note provisions.

Net Loss

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
Net Loss	$1,894,941	$794,981	$1,099,960	138%

Net loss was $1,894,941 for the three months of 2017, compared to net loss of $794,981 for the three months of 2016. The increase in net loss of $1,099,960, was primarily a result of other expenses from the extinguishment of convertible debt and the modification for the conversion terms on convertible debt, partially offset by a change in fair value of derivative, gain on note conversion, and a reduction in operating expenses.

Our comprehensive loss was $1,901,945 for the three months of 2017 compared to comprehensive loss of $796,282 for the three months of 2016, as adjusted for unrealized foreign currency translation loss of $7,004 and $1,301, respectively. We recognize foreign currency translation adjustments due to our wholly owned subsidiary (Insight Innovator’s) functional currency being the Euro and our reporting currency being the U.S. Dollar.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the periods ended September 30, 2017, December 31, 2016 and September 30, 2016:

	September 30,	December 31,	Change
	2017	2016	Amount	%
Current Assets	$12,445	$36,924	$(24,479)	(66%)
Current Liabilities	4,138,473	4,058,963	79,510	2%
Working Capital Deficiency	$(4,126,028)	$(4,022,039)	$(103,989)	3%

	Nine Months Ended
	September 30,		Change
	2017	2016	Amount
Cash Flows used in Operating Activities	$(449,677)	$(910,864)	$461,187
Cash Flows used in Investing Activities	-	(1,458)	1,458
Cash Flows provided by Financing Activities	442,646	875,364	(432,718)
Foreign currency adjustment	2,052	1,005	1,047
Net Decrease in Cash During Period	$(4,979)	$(35,953)	$30,974

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

As of September 30, 2017, our working capital deficiency was $4,126,028, an increase in deficiency of $103,989 as compared to December 31, 2016 when we had a working capital deficiency of $4,022,039.

Net cash used in operating activities during the nine months of 2017 decreased by $461,817 to $449,677, from $910,864 in the nine months of 2016. The decrease was primarily due to decrease in net loss, partially offset by increases in change in fair value of derivative liabilities, amortization of debt discount, loss on extinguishment of debt, inducement loss on conversion modification and increase in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months of 2017 was $0 and the nine months of 2016 was $1,458 for the purchase of equipment.

Cash flows from financing activities for the nine months of 2017 were $442,646 primarily as a result of proceeds from convertible notes payable. During the nine months of 2016 we had $875,364 cash flow provided by financing activities

Capital Resources

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

These shares of our common stock and Convertible Promissory Note were issued in reliance on the exemption from registration provided by Sections 4(a)(2) and 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

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

3.4

Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 8, 2017 (incorporated by reference to Exhibit A to the Company’s Schedule 14C 10-Q filed on May 31, 2017).

3.5

Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on September 14, 2017 (incorporated by reference to Exhibit A to the Company’s Schedule 14C filed on September 1, 2017).

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

10.8

Form of Investment Agreement between IDdriven, Inc. and purchasers of IDdriven, Inc. Series B Preferred Stock (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed on May 17, 2017).

10.9	Form of Amendment to Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 11, 2017)

10.10	Convertible Promissory Note dated issued by IDdriven, Inc. to Summit Trading, Ltd. on July 10, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 11, 2017).

10.11	Securities Exchange Agreement between IDdriven, Inc. and Taconic Group, LLC dated July 10, 2017 (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q filed on August 21, 2017).

31.1*	Section 302 Certificate of Chief Executive Officer and Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.INS*	XBRL Taxonomy Extension Calculation Linkbase Document

101.INS*	XBRL Taxonomy Extension Definition Linkbase Document

101.INS*	XBRL Taxonomy Extension Label Linkbase Document

101.INS*	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDdriven, Inc.

Date: November 22, 2017	By:	/s/ Arend D. Verweij
Arend D. Verweij
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

